Form 10-K405
period 1994-01-01
VECTRA TECHNOLOGIES INC
filed 1995-04-03
CIK 782379

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
           [   ]   TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 1995

                       Commission File number:   0-14618

                            VECTRA TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


               Washington                              91-1160888
- --------------------------------------         -------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

            1010 South 336th Street, Suite 220, Federal Way, WA 98003
        ----------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:(206) 874-2235

          Securities registered pursuant to section 12(b) of the Act:

                                                 Name of each exchange
           Title of each class                     on which registered
    ---------------------------------    --------------------------------------
                  NONE                                    NONE

Securities registered pursuant to section 12(g) of the Act:  COMMON STOCK
                                                            --------------------
                                                            (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    [ X ]     No [    ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

The aggregate market value of voting stock held by non-affiliates of the registrant is $24,527,000 based on the closing price as quoted on the over-the-counter market on March 1, 1995.

There were 7,848,627 shares of common stock outstanding as of March 1, 1995.

                            VECTRA TECHNOLOGIES, INC.

                         1994 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
      Commercial Nuclear Utility Market. . . . . . . . . . . . . . . . . .    1
      DOE Nuclear Market . . . . . . . . . . . . . . . . . . . . . . . . .    3
      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
      Fuel Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
      Waste Services . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
      Plant Services . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
      Engineering Services . . . . . . . . . . . . . . . . . . . . . . . .    7
      Clients. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
      Foreign Operations . . . . . . . . . . . . . . . . . . . . . . . . .    8
      Competitors. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
      Contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
      Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
      Proprietary Technology . . . . . . . . . . . . . . . . . . . . . . .   11
      Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
      Government Regulation. . . . . . . . . . . . . . . . . . . . . . . .   12
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   14
   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   14
   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .   14

PART II
   Item 5.  Market for Registrants' Common Stock and Related Stockholder .   15
   Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . .   16
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . .   17
      Acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
      Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .   17
      Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . .   21
   Item 8.  Financial Statements and Supplementary Data. . . . . . . . . .   24
   Item 9.  Changes in and Disagreements With Accountants on
            Accounting and  Financial Disclosure . . . . . . . . . . . . .   42

PART III
   Item 10.  Directors and Executive Officers. . . . . . . . . . . . . . .   42
   Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .   47

PART IV.
   Item 12.  Security Ownership of Certain Beneficial Owners, Directors and
               Executive Officers . . . . . . . . . . . . . . . . . . . . .  57
   Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .   60

                                     PART I

ITEM 1.   BUSINESS

                                INDUSTRY OVERVIEW

COMMERCIAL NUCLEAR UTILITY MARKET

     Over 100 of the world's 400 operating commercial nuclear power plants are located in the United States, owned by approximately 50 utilities. While nuclear power plant construction continues in many countries, no new plant construction is anticipated in the immediate future in the U.S. As a result, the U.S. market for nuclear plant design and construction is declining.
However, there is continuing demand for technologies and services relating to operations and maintenance, retrofitting, plant life extension, and operating efficiency enhancements. In addition, many nuclear power plants in the United States will require specialized services as they plan for the final stages of plant operation. It is expected that as many as 20 plants will initiate decommissioning within the next decade. The decommissioning process requires significant management, engineering, decontamination and processing/packaging of high and low level radioactive waste.

     Despite the decline in construction of new plants, utilities expect to increase the power generated by existing nuclear plants in the U.S. According to the U.S. Council of Energy Awareness, a non-profit industry organization, of the 94,000 megawatts of additional generating capacity planned by 2002, while nearly half of the additional capacity comes from gas fired turbines and dual-fired turbines, 4% of the increase will be from nuclear power plants. This increase represents approximately a 10% increase in the existing nuclear generating capacity. To achieve this increased generating capacity, utilities must improve the operation of existing nuclear plants through lower costs of operations and maintenance and increased capacity factor.

     Today's energy marketplace is becoming increasingly competitive. This is the result of Congressional adoption in 1978 of the Public Utility Regulatory Policies Act that allowed Independent Power Producers (as defined in that law) to enter the market. Competition further intensified with approval of the Energy Policy Act of 1992, which opened access to the utility-owned transmission lines for bulk power purchases. The evolution from a regulated monopoly to "managed competition" has created an operating environment focused on low cost production techniques. Due to the high fixed cost structure inherent in nuclear power generation, nuclear utilities have become increasingly focused on implementing cost reduction programs and efficiency enhancing measures.

     Cost reduction pressures will affect those utilities more where they have yet to recover a significant portion of the investment in the plant and excess capacity already exists. Significant opportunities exist for specialized services tailored to providing solutions which result in lower operating and maintenance costs.

     Nuclear power plant piping systems and equipment become contaminated with radioactive deposits through the course of normal operation, raising radiation exposure within the plant. Government regulations limit workers' exposure to radiation. Compliance with these regulations has led to the use of multiple crew shifts and other radiation exposure limiting techniques that have generally increased operating and maintenance expenses. In addition, components of steam generators and related equipment in nuclear plants, through normal operation, develop concentrations of corrosive particles that impede required testing, reduce efficiency and accelerate the need for replacement of steam generators. Power plants have begun to use chemical solutions to reduce radioactive deposits and to remove corrosive particles within plant systems. These processes reduce operating costs, extend the period during which employees may perform useful work and increase the operational efficiency and life of steam generators.

     Normal operation of nuclear power plants generates both high and low level radioactive waste. High level radioactive waste, principally spent fuel rods, requires specialized systems for handling, transport and storage. The U.S. government is contractually obligated to the nuclear utilities to take possession of spent fuel by 1998. Plans for a permanent repository, however, have suffered a series of delays, and the DOE has estimated that such a facility will not be ready before 2010. One facet of DOE's integrated spent nuclear fuel management system is focused on interim storage which involves a Federal Centralized Storage facility to provide temporary storage between 1998 and 2010. Another aspect the DOE has recommended is the development of a standardized multi-purpose canister (MPC) container system for receipt, storage, and transportation of spent fuel and has provided funds to design, license and fabricate MPC's.

     Until a Federally sited interim storage or permanent repository storage is available for spent fuel, commercial nuclear power utilities must store their spent fuel in pools within reactor plants or in separate on-site storage facilities. The Company believes that spent fuel will exceed the power plants' holding capacity. The present DOE spent fuel strategy calls for the creation of transportation equipment for the movement of spent fuel between the reactor and the interim or the permanent repository.

     Low level radioactive waste is generated by nuclear power plants as well as numerous businesses, hospitals, and universities. Historically, these wastes have been disposed of at three commercially-operated disposal facilities for civilian low level radioactive waste in the states of Nevada, South Carolina, and Washington. The Low-Level Radioactive Waste Policy Act of 1980 encouraged states to form compacts -- groups of two or more states -- to dispose of low level radioactive waste on a regional basis. For states with active disposal sites, that act stipulated that they could refuse to accept waste generated outside of the state and/or compact region after January 1, 1986. Congress, in 1985, passed the Low-Level Radioactive Waste Policy Amendments Act, which extended the inclusion date from January 1986 to January 1, 1993 and permitted surcharges on low level waste. Between July 1986 and December 1992, the surcharges ranged from $10 to $40 per cubic foot of waste disposed. At the end of 1992, surcharges tripled to a maximum of $120 per cubic foot if the states did not submit site applications.

     At present, only the Northwest compact has a dedicated host state with a licensed and operating disposal facility. The disposal facility in Nevada has been closed, and the Southeastern

Compact's current disposal facility in South Carolina is scheduled for closure on December 31, 1995.

     The engineering services generally required by the nuclear industry consist of (i) the design and analysis of systems, whether new or modified, which are often required as a result of regulations governing the operation of commercial nuclear power plants or, increasingly in recent years, are in response to clients' efforts to improve operating efficiencies, reduce costs and extend operating life of plants; and (ii) programmatic analysis (generally not involving engineering design) of systems, procedures, or issues in response to regulatory, industry or economic concerns.

DOE NUCLEAR MARKET

     The U.S. Department of Energy's (DOE) primary mission has changed since the end of the Cold War to environmental remediation, management, and restoration. The majority of their facilities are concerned with cleanup activities instead of weapons production. As a result, substantial demand exists in this marketplace for spent fuel and low level waste reduction, processing, storage, handling, and transportation technologies. Many of the 50-plus DOE sites have numerous facilities that are 30 to 40 years old and must be converted to new missions or transitioned to a shutdown condition. Additionally, new rules are to be issued over the next three years that will require the remaining operating facilities to meet current design, construction, operating and environmental standards. These factors create a demand for engineering, fire protection, seismic, quality and environmental services.

BUSINESS

     VECTRA provides high level and low level radioactive waste systems and services and specialized engineering services to commercial nuclear power plants worldwide and to government facilities (DOE) in the U.S. The Company offers integrated, technology-based solutions for the maintenance and operation of commercial nuclear power plants through (1) engineering analysis of mechanical, electrical, and operational systems and procedures in nuclear power plants; (2) the chemical decontamination of nuclear power plant piping and chemical cleaning of steam generators; (3) the packaging and transportation of low level radioactive waste, and (4) the handling, transportation, and dry storage of high level radioactive material as more fully described below.

     On January 6, 1994, the shareholders approved the purchase from affiliates of ABB Asea Brown Boveri Ltd, a Swiss company, of all of the outstanding shares of ABB Impell (Impell), ABB Government Services Inc. (ABB GSI), and ABB Impell Ltd, an English limited liability company (ABB UK, and together with Impell and ABB GSI, the "Impell Companies"). The names of the companies were changed to Impell Corporation, VECTRA Government Services Inc. (VECTRA GSI), and VECTRA Technologies Ltd (VECTRA UK), respectively. Impell Corporation merged into the Company on March 31, 1994. The business of the Impell Companies, more fully described in the Company's proxy statement dated December 17, 1993 and filed with the U.S. Securities and Exchange Commission, is substantially similar to the following description of the Company's Engineering Services. The primary differences in services are that Impell had significantly more employees, broader geographical coverage and provided services to more utilities having nuclear plants than the Company had previously. In addition, VECTRA GSI provides engineering services to the DOE market and its major prime contractors, while VECTRA UK provides engineering services to the government-owned nuclear utilities in the United Kingdom, as well as the offshore oil industry.

FUEL SERVICES

     The Company provides design, fabrication, sale and leasing of equipment for handling, transporting, and storing spent fuel and high level waste. The primary products and services provided by the Company are (1) dry storage and transport systems for spent nuclear fuel and (2) transportation packaging for high level radioactive material.

     DRY STORAGE. As described above in the "Industry Overview," the spent fuel storage pools at many nuclear power plants are at or near capacity, and federal government efforts to develop temporary and permanent repositories have been continually delayed by strong opposition. On-site dry spent fuel storage systems offer operators of nuclear power plants a short-term (up to 40 years) solution for storage of spent fuel until government repositories are built. Dry storage systems can be built, operated and maintained at substantially less cost than reactor storage pools and related support systems and structures.

     The Company owns and licenses a system for the dry storage of spent nuclear fuel, marketed under the trade name NUHOMS[REGISTERED TRADEMARK] (NUtech HOrizontal Modular Storage), that has been licensed by the Nuclear Regulatory Commission (NRC) for the sites at which it has been constructed. The Company received a general non-site specific license for NUHOMS[REGISTERED TRADEMARK] from the NRC in 1995. The NUHOMS[REGISTERED TRADEMARK] system is an on-site system that integrates a concrete storage facility with horizontally placed stainless steel canisters containing spent fuel rods. NUHOMS[REGISTERED TRADEMARK] systems are fabricated and constructed by selected subcontractors to the Company's design specifications. NUHOMS[REGISTERED TRADEMARK] systems are currently in use at Carolina Power and Light's H. B. Robinson plant, Duke Power Company's Oconee Station, and Baltimore Gas and Electric's Calvert Cliffs plant. Further, the Company is under contract with the Sacramento Municipal Utility District, GPU Nuclear Corporation, Toledo Edison Company, and Pennsylvania Power and Light to provide NUHOMS[REGISTERED TRADEMARK] systems and services to their plants.

     VECTRA has entered into a license agreement for the use of NUHOMS[REGISTERED TRADEMARK] technology with Framatome for storage systems in Europe and Eastern Europe, and agreements for materials, fabrication and delivery of NUHOMS[REGISTERED TRADEMARK] systems with Hyundai and Kawasaki in Korea and Japan, respectively. The Company received fees upon execution of these agreements and will receive payments upon production and sale of each NUHOMS[REGISTERED TRADEMARK] system. The Company will also provide specific design engineering support on a fee basis as NUHOMS[REGISTERED TRADEMARK] systems are customized to specific client needs.

     TRANSPORTATION CASKS. The Company owns and leases, on a project specific basis, two rail mounted transportation casks for shipping spent nuclear fuel. The Company also custom designs, obtains licenses and fabricates, through subcontractors, transportation casks used to ship high level radioactive materials. The Company sells or leases these casks to its customers for their independent use or provides casks in conjunction with the performance of radioactive materials management and transportation services.

     The Company is currently under contract with the Sacramento Municipal Utility District to build a railcar-mounted cask for the transport of NUHOMS[REGISTERED TRADEMARK] canisters as part of the project to decommission that utility's Rancho Seco plant.

     The Company designs custom integrated handling and transportation systems to move low level and high level radioactive waste. The Company has also supplied remote controlled systems to the DOE to handle high level waste. Most of the Company's work for the DOE has been through subcontracts with corporations which operate the DOE's nuclear facilities. Custom designed equipment has been developed for ultimate use at the Savannah River Plant, Idaho National Engineering Laboratory and Hanford Engineering Development Laboratory.

WASTE SERVICES

     VECTRA's waste services are targeted at assisting utilities in the processing and disposal of certain types of low level radioactive waste (LLRW). Services for high level radioactive wastes are discussed in FUEL SERVICES. The Company processes low level wastes such as resins, liquids and sludges. The Company's patented dewatering equipment reduces moisture content to meet regulatory requirements and to compact the waste to reduce the costs of disposal. VECTRA has also placed into operation at six plants in the U.S. its liquid volume reduction system that dries liquid waste streams, such as evaporator concentrates, to a dry powdered form. VECTRA is also supplying similar units to a client in Korea for use at their existing operating plants and plants under construction. The Company also provides, separately or in conjunction with these processing services, disposable, high integrity containers (HICs) for transporting and disposal of these wastes. VECTRA's HICs are proprietary containers licensed by the state regulators responsible for both the South Carolina and Washington disposal sites. Together these systems significantly reduce waste volumes and the transportation and disposal costs associated with low level waste. The scope of the Company's contracts range from handling a customer's radioactive waste management needs on a specific service basis to providing all services required to process and package low level radioactive waste and transport it to a disposal site.

     At December 31, 1994, the Company had 15 service contracts with utilities to provide nearly all services and equipment required to treat, package and dispose of their radioactive resins, liquids and sludges. The Company also provides waste services and technologies to other utilities in connection with the handling of low level waste in their plants.

     In December 1994, VECTRA received a notice of allowance from the U.S. Patent and Trademark office to use the Enviroglass[REGISTERED TRADEMARK] trademark for its vitrification system. This thermal treatment process reduces the volume of low level radioactive waste and stabilizes the remaining radioactive metals in a glass matrix.

     The Company has contracts to demonstrate this new technology for use in government waste remediation programs and commercial contracts for processing of low level radioactive waste prior to on-site interim storage. It is expected that this technology will take a more prominent role in VECTRA's mix of services in the future.

PLANT SERVICES

     VECTRA's plant services are directed at conditions arising from the operation of nuclear power plants, including the problems associated with radioactive and non-radioactive contamination of equipment, piping and heat transfer surfaces. The Company provides two basic plant services: (1) chemical decontamination of radioactively contaminated nuclear power plant components;
(2) chemical cleaning of steam generators and piping systems (non-radioactive).


     CHEMICAL DECONTAMINATION. As nuclear plants age, radiation levels of their components increase, resulting in increased radiation exposure to workers.
Since the majority of the required reactor maintenance is labor intensive and federal laws were recently revised reducing the limits of radiation to individuals, power plants are faced with either increasing the number of employees performing maintenance or decreasing the radiation levels. Chemical decontamination reduces radiation levels by dissolving and removing the radioactive particles deposited in power plants' systems, thereby reducing radiation exposure of workers and resulting in more efficient use of employees and reduced operating costs.

     Chemical decontamination is performed by circulating heated, dilute solvent through the system being cleaned. The solvent dissolves and removes the radioactive particles. The Company's proprietary application system controls the temperature, flow and pressure of the solvents and monitors the process of the decontamination. The result of the decontamination process is a radioactive waste (low level) and a lower exposure work environment. While the resulting waste is the legal responsibility of the plant operator, in many cases VECTRA will handle the disposal using its WASTE SERVICES.

     CHEMICAL CLEANING. During normal operations, steam generators and heat exchangers in power plants develop concentrations of corrosive particles (non-radioactive) that reduce system efficiency and cause damage that may ultimately create the need for replacement (which may cost up to $200 million). This degradation leads to increased operating and maintenance costs and, in the case of steam generators, loss of power has been documented. Chemical cleaning is performed in a manner similar to chemical decontamination, as described above. The benefits of chemical cleaning include increasing generating capacity, extending operating life and reducing steam production costs.

ENGINEERING SERVICES

     The Company currently offers systems engineering and analysis, structural engineering and analysis, nuclear engineering, and design and analysis of instrumentation, electrical and mechanical systems. The Company also provides services to clients needing upgrades to their management information systems and other operations and maintenance programs.

     The following identifies the five primary engineering service areas, together with a listing of some specific activities in such areas, that VECTRA provides to its clients:


              MECHANICAL SYSTEMS                            ELECTRICAL/INSTRUMENTATION & CONTROL
- --------------------------------------------------  --------------------------------------------------
Erosion/Corrosion                                   Electrical Distribution System Analysis
Environmental Equipment & Qualification             Instrumentation & Control System Engineering
Thermal Hydraulic Studies                                & Analysis
Plant Performance Evaluations                       Electrical/Instrumentation & Control Plant
Energy Efficiency/Energy Management                      Modifications
Repowering/Uprates                                  Process Control Automation
Mechanical Systems Design & Analysis
Service Water System Upgrades                                       ENGINEERING ANALYSIS
                                                    --------------------------------------------------
Clear Air Act Compliance                            Piping Analysis
                                                    Seismic Equipment Qualification
                  OPERATIONS                        Civil/Structural Engineering
- --------------------------------------------------  Seismic Engineering
Life Cycle Management                               Applied Mechanics/Materials Engineering
Materials Management                                Fracture Mechanics
Maintenance Engineering
Configuration Management                                          RISK MANAGEMENT
Licensing Support                                   --------------------------------------------------
Valve Services                                      Fire Protection System Design and Evaluation
Radiation Protection Program Development            Fire Hazards Analysis
Weld Overlay Services                               Individual Plant External Event Evaluation
ASME Section II Inservice Inspection/Inservice      Program Development
Testing Programs                                    Process Safety Management
Process Re-engineering                              Risk Management Prevention Plans

     CLIENTS

     The following identifies (1) clients that accounted for more than 10% of the Company's revenues, (2) the revenues derived from those clients and (3) the percentage such revenues constitute of the Company's total revenues, during the periods indicated (dollars in thousands):


                                                    Years Ended
                                 -----------------------------------------------
                                    January 1,     December 31,      December 31
            Client                     1995            1993             1992
- -------------------------------- --------------   -------------   --------------
Commonwealth Edison Company      $26,828  19.2%   $9,333  14.4%   $11,320  16.4%

Entergy Operations, Inc.              --     --   $7,352  11.4%    $7,555  11.0%

       While the Company performs continuing services for its clients, billings to a particular client may fluctuate dramatically depending upon the status of a particular project. Depending upon the timing and size of contracts, the identities of the Company's largest clients may change from year to year.

       FOREIGN OPERATIONS

       The Company competes in certain international markets, principally Canada, Korea, Taiwan, and Europe. The Company's international projects currently are primarily involved with plant maintenance and waste handling services and engineering services to the government-owned nuclear utilities in the United Kingdom, as well as the offshore oil industry. In addition, in the past the Company has sold containers and handling equipment for export. International revenues were approximately $12,099,000 in 1994, $7,891,000 in 1993, and $10,203,000 in 1992. The Company's operations in foreign countries are subject to the laws and regulations of such countries. U.S. export restrictions limit the Company's ability to export some of its products and services. There is no assurance that the levels of foreign operations attained in 1994 will be repeated in 1995.

       COMPETITORS

       The Company's principal competition is B&W Nuclear Technologies, Siemens Power Corporation and Westinghouse Electric Corporation in plant services, Sierra Nuclear Corporation and Transnuclear, Inc. in the spent fuel storage market, Waste Management's Chem-Nuclear Systems, Inc. subsidiary in waste services and Bechtel Power Corp., Stone & Webster Engineering Corp. and Sargent & Lundy in engineering. The company competes on the basis of price, range of service, technical expertise, success in obtaining licenses, quality and responsiveness to customer needs. Several of these competitors have substantially greater financial and technical resources than the Company.

       CONTRACTS

       Most of the Company's contracts are awarded by a competitive process in which a number of firms submit proposals in response to a client's request for proposals to provide specified products or services. Each of the Company's contracts is negotiated independently and varies as to profitability. In entering into contracts with its clients the Company considers, among other factors, the relative profitability of the contract as well as the long-term goals of the Company in securing the contract.

       Typically, all contracts, including the Company's material contracts, are subject to termination for convenience upon 30 days written notice by the client or the Company. Payments under engineering contracts are based on fee schedules for its engineering and other staff, plus costs and materials. Engineering contracts are often short-term, specific task contracts, while contracts for chemical decontamination or cleaning and NUHOMS[REGISTERED TRADEMARK] or low level waste systems may be multi-year, multi-million dollar contracts. In some instances, such contracts require use of the Company's working capital to fund a portion of the design and fabrication of products or the provision of services. The Company seeks progress payments in each contract, but the timing and amount of such payments varies with each contract and is contingent upon schedule commitment. In the course of contract negotiations, the Company endeavors to limit its liability for indemnity claims and warranty items and to specifically exclude responsibility for any incidental and consequential damages.

       INSURANCE

       The Company's liability insurance issues can generally be grouped into the following three categories: (i) general liability insurance,
(ii) professional errors and omissions, and (iii) nuclear-related incidents.

       The Company's general liability insurance, which relates primarily to property damage and personal injury incidents, is composed of two components. VECTRA self-insures the first $1 million of any general liability damages. The Company also maintains an excess liability insurance policy in the amount of $10 million. Three types of incidents are excluded from the Company's general liability insurance: those relating to errors and omissions (relating principally to engineering design work), nuclear incidents, and pollution/environmental damages.

       The Company does not carry errors and omissions insurance for its professional engineering liability. In the course of negotiations with a client, the Company endeavors to have errors and omissions insurance deleted from the requirements of the contract. If required by a client, the Company will endeavor to purchase an errors and omissions policy specific to such contract. In these cases, the Company endeavors to limit its liability for errors and omissions to the insured amount, share the deductible portion with its client, and pass the cost of such insurance to its clients. The Company's self-insurance coverage, if amended by the Company, could be applied to the settlement of any errors and omissions claims.

       In general, nuclear incidents are covered under insurance carried by and provided to operators of nuclear plants. Nuclear incidents are those in which radiation exposure is potentially created. Under the "nuclear facility form" insurance carried by all U.S. commercial nuclear utilities, coverage for nuclear incidents is provided to contractors, such as VECTRA, performing work on nuclear facilities. American Nuclear Insurers, a pool of domestic and mutual insurers, provides coverage for up to $200 million per site in claims. Pursuant to the Price-Anderson Amendment to the Atomic Energy Act of 1954 ("Price-Anderson"), additional coverage is provided through a resource pool contributed to by the U.S. government and utilities. The Price-Anderson program is estimated to provide approximately $9 billion in additional coverage. In certain circumstances, transporters of radioactive waste are covered by separate coverage. American Nuclear Insurers provides $10 million of coverage in these circumstances. In situations where no intermediary is involved in the transportation of such waste, incidents are covered under the nuclear facility form (subcontracting does not remove a party from the nuclear facility form). However, when an intermediary is introduced into the transportation process, the facility form coverage is no longer applicable. While the Company does have transporters and shippers coverage, management believes that nearly all of its involvement in transporting waste (for which the Company subcontracts to transporting companies) is covered by the nuclear utility facility form.

       Internationally, VECTRA's activities have generally been limited to operations in Canada, South Korea, Taiwan and Europe. The Company has contractual arrangements that may expand sales of its NUHOMS[REGISTERED TRADEMARK] systems, involving the storage of high level radioactive waste, in Japan, South Korea and Europe. In general, Japan, South Korea and countries in Europe impose liability for nuclear incidents on the operators of nuclear facilities, and require an operator of a nuclear facility to provide certain minimum coverage. Many European countries have executed the Paris/Brussels Conventions (1960-1963), an international treaty relating to coverage for nuclear incidents that provides for additional coverage for claims through special drawing rights (representing up to approximately $420 million) on countries that are parties to the convention. The Paris/Brussels Conventions also establish uniform systems to handle inter-country nuclear damage and resulting claims. The coverage provided by the Paris/Brussels Conventions provides coverage for nuclear incidents to contractors such as VECTRA, performing work on nuclear facilities.

       Under the laws of Japan, South Korea and Canada, the operator of a nuclear reactor is liable, irrespective of fault, for damages caused as a result of operation of a nuclear reactor. Contractors of the reactor operator are generally not liable for damages, except where the damages are caused by malicious or deliberate acts. Where damages are caused in the transport of radioactive waste generated by a nuclear reactor, the operator from whose facility the material is being shipped is liable for the damages unless otherwise agreed in writing. The Company's policy is not to agree to this type of exposure. The operator must carry specified amounts of insurance for damages, with the amounts of coverage varying from country to country. In each of the three countries, the government provides protection in excess of the required insurance through nuclear indemnification or other means.

PROPRIETARY TECHNOLOGY

       The Company's policy is to seek patent protection for those features of its products with a design utility of sufficient length to warrant the cost of seeking a patent. While most of the technology relied on by the Company is unpatented, it is regarded by the Company as proprietary and confidential. In December 1994, VECTRA received a notice of allowance from the U.S. Patent and Trademark office to use the Enviroglass[REGISTERED TRADEMARK] trademark for its vitrification system. This thermal treatment process reduces the volume of low level radioactive waste and stabilizes the remaining radioactive metals in a glass matrix. The Company has patented its NUHOMS[REGISTERED TRADEMARK] dry storage systems for spent nuclear fuel discharged from commercial nuclear power plants (see Business) and its resin drying technology for low level waste processing. The Company also has a patent pending for its WEAR-TM- (Wire Energy Absorbing Rope) Pipe Restraint which is designed to absorb seismic and other vibrations at industrial facilities and nuclear power plants. Most of the Company's employees have entered into confidentiality agreements with the Company restricting the employee's disclosure and use of the Company's proprietary information.

       NRC regulations require the technical specifications and supporting data of each design submitted for NRC approval to be available for public inspection, unless the NRC determines that a design or certain features thereof constitute proprietary information, in which case public access to the proprietary information is not permitted. The Company has and will continue to seek such proprietary treatment of certain features of its designs submitted to the NRC. Parties, including competitors, may challenge administratively and judicially the staff's determination that the designs are proprietary and thus entitled to confidential treatment.

       Although the Company maintains that most of its technical drawings and designs are unpublished works protectable by copyright and trade secret laws, these contentions have never been tested judicially. There is no assurance that the Company will be able to maintain confidentiality of its NRC approved designs or prevent competitors from copying such designs. At least two of its competitors have obtained NRC approval to market casks based on a Company designed cask.

       The Company's research and development strategy consists of adapting its custom designed products and systems funded by individual customers for broader market applications and internally funded research and development expenditures. In fiscal years 1992, 1993 and 1994, the Company spent approximately $386,000, $465,000, and $1,592,000, respectively, on Company-sponsored research and development. Except for government contracts, the Company usually retains exclusive rights to customer funded technology to the extent it is proprietary.

EMPLOYEES

       At January 1, 1995, the Company had approximately 1,115 employees of which approximately 59% have an engineering background or degree. The Company is dependent upon obtaining and retaining highly skilled and motivated personnel. As noted above, most employees are required to sign confidentiality agreements restricting their ability to disclose or use the Company's proprietary information.

GOVERNMENT REGULATION

       In the United States, the NRC administers a regulatory program which affects nearly every aspect of the Company's operations. The Department of Transportation (DOT), the Environmental Protection Agency (EPA), some states, localities and other federal agencies also regulate aspects of the Company's business. Regulatory changes with significant business impact have occurred with some frequency in the industry. The nuclear industry in general, and the handling, disposal and transportation of radioactive waste in particular, have sometimes been the subject of intense political and legal action. While the Company attempts to anticipate changes in the regulatory, political and legal environment in which it operates, it is not always able to do so and such changes could render the Company's products and its methods of doing business obsolete or require extensive modification. To the best of management's knowledge, the Company is in compliance in all material respects with regulatory requirements applicable to its business.

       FEDERAL REGULATION

       The Company must obtain a Certificate of Compliance from the NRC for each type of cask it sells or leases and any modifications to such casks. Among other requirements, applicants for a Certificate of Compliance must provide the
NRC: (1) a description of the cask design (including manufacturing specifications); (2) a quality assurance program to assure that the cask will be constructed in accordance with such design and; (3) a safety analysis report documenting the simulation of various types of transportation accidents. A Certificate of Compliance is effective for five years; however, the NRC has the authority at any time to review a Certificate of Compliance and modify or cancel it based on safety considerations. Once issued, the design and construction procedures for an approved container may not be modified without the consent of the NRC.

       The NRC also requires the Company to maintain approved quality assurance programs for its equipment systems. The Company also files, for approval from the NRC, topical reports detailing the performance characteristics of various equipment.

       The Company must comply with the extensive transportation regulations promulgated by the Department of Transportation and the NRC concerning the packaging, handling, labeling and routing of radioactive materials. The regulations also set forth detailed safety and equipment standards as well as requirements covering training, quality control, insurance and other matters.

       Federal law establishes that each state is responsible for managing most of the low level radioactive waste generated within the state. To assist states in managing their low level waste, the Low-Level Radioactive Waste Policy Act of 1980 (as amended in 1985) encourages states to form regional state compacts for the establishment of regional disposal facilities. Despite the enforcement provisions of the amended act (e.g., milestone and surcharges), no new regional low level waste disposal facilities have yet been constructed. The Hanford disposal site is only open to generators in the Northwest Compact and the Barnwell site is only open to generators in the Southeast Compact. After December 31, 1995, the Barnwell site will close to all generators. The result is that there will be a shift by low level radioactive waste generators to utilization of volume reduction methods that will allow for the generated waste to be stored at the generator's site for an indefinite period of time. These new developments in the management of low level radioactive waste and additional actions that may be taken by Congress and the courts will be closely followed by the Company to determine the effect they will have on its business.

       The Company's decontamination and cleaning activities subject it to certain additional regulatory requirements. Under the terms of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, the Company may be liable for improper disposal of chemical and low level radioactive waste generated during the decontamination and cleaning process. In the event of improper disposal or other contamination, the EPA, which administers Superfund, will look to the firm responsible for generating the waste to pay all or part of the costs of cleaning up the waste and restoring natural resources. This liability would exist even if the generator of the waste was not negligent and did everything possible to insure that its waste was properly disposed. In addition to federal Superfund exposure, state, localities, and individuals injured as a result of any contamination could seek to impose liability on the Company.

       The Company's cleaning and decontamination activities may also bring it under the Resource Conservation and Recovery Act (RCRA), which is a comprehensive regulatory scheme which imposes detailed requirements for managing hazardous wastes.

       STATE REGULATION

       Although the Company does not operate radioactive waste disposal sites, regulations governing those sites do affect its business. The NRC has issued regulations requiring the disposal of substantially all low level radioactive waste by transfer to licensed recipients. There are currently two sites licensed to accept low level waste. These are in Barnwell, South Carolina and Hanford, Washington and are only open to generators in the Southeast Compact and Northwest Compact, respectively.

       South Carolina and Washington regulate the low level radioactive waste disposal sites located within their borders including approval of the HICs and solidification and stabilization processes used to bury wastes. As part of the approval process, the NRC reviews the application and provides comments to the state.

       The Company's decontamination and chemical cleaning activities and, more recently, its transportation cask leasing activities make it desirable for the Company to maintain a license for the possession and use of radioactive materials. The Company currently holds such a license in the states of Washington and South Carolina. Possession of these licenses requires compliance with the radiation protection rules and regulations of these states as well as the NRC. Violation of the rules in the handling or storage of radioactive materials at a licensed facility could result in a fine or the license being revoked.

       Certain states also regulate the shipment of radioactive materials. Some localities have attempted to regulate radioactive waste shipments as well and to prohibit such shipments through their jurisdictions. Such state and local government actions have at times affected a portion of the Company's business, although the Company believes that it is able to operate in compliance with the requirements imposed. If such regulations proliferate, they could have a material adverse affect on the Company.

       OTHER REGULATORY CONCERNS

       Several states have adopted laws prohibiting or limiting the construction of nuclear power plants or waste disposal sites or both, and referenda to close existing plants have been attempted. The NRC has proposed regulations which would tie the granting of new licenses for nuclear reactors to the resolution of problems in the disposal of high level radioactive wastes. In addition, several power companies have canceled plans for, delayed the construction or operation of, or shut down operating nuclear power plants. The future operating results of the Company could be adversely affected if, as a result of these or other developments, nuclear power plants which are presently in service are removed from service.

       The Company is subject to federal, state and local regulations limiting exposure of its employees and the public to radioactive materials and to the chemicals used in the cleaning and decontamination processes. The standards imposed have been made more stringent in recent years.


ITEM 2.   PROPERTIES

       As of January 1, 1995, the Company leases approximately 303,000 square feet of office and warehouse space which constitutes most of its facilities. It owns facilities comprising 3,600 square feet. Management believes the Company's facilities are adequate and suitable for its present needs. The Company's headquarters are at 1010 South 336th Street, Suite 220, Federal Way, Washington 98003.


ITEM 3.   LEGAL PROCEEDINGS

       The Company is involved in contractual, personal injury and general liability cases and claims which are considered normal to its business. In the opinion of Company management, none of these claims will have a material adverse effect on the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ Stock Market, National Market System, under the symbol VCTR.

     The following table sets forth the range of the high and low bid prices for the Company's Common Stock from First Quarter 1993 through Fourth Quarter 1994 as reported by NASDAQ.

                          ------------------------------------------------------
                                      1994                         1993
                          ------------------------------------------------------
            PERIOD            HIGH            LOW           HIGH            LOW
- --------------------------------------------------------------------------------
First Quarter                10 1/4          7 1/2          6 1/2          4 1/4
Second Quarter                8 1/4          3 3/4          7 1/8          5 3/4
Third Quarter                 4 7/8          3 3/8          7 1/2          5 1/4
Fourth Quarter                3 7/8          2 1/2          9 1/4          6 3/4


     At January 1, 1995, the Company had 7,848,627 shares of Common Stock issued and outstanding and 394 known shareholders of record. The company has not paid dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated statements of operations and consolidated balance sheets for the years ended January 1, 1995 (referred to as 1994 below), December 31, 1993 and December 31, 1992 are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and their related footnotes.

                            VECTRA TECHNOLOGIES, INC.
                              FINANCIAL HIGHLIGHTS
                  (Dollars in thousands, except share amounts)

                                      -------------------------------------------------------------
                                         1994         1993        1992         1991        1990
                                      -------------------------------------------------------------
FOR THE YEAR:

Revenues                               $140,023     $ 64,581     $ 68,989     $ 66,423    $ 54,123

Income (loss) before taxes               (5,175)        (296)      (1,672)       1,731      (2,661)

Net income (loss)                        (5,325)        (546)      (1,827)       1,561      (2,574)

Net income (loss) per share            $   (.68)    $   (.09)    $   (.32)    $    .28    $   (.53)


Weighted average shares                   7,802        5,909        5,653        5,618       4,900
   outstanding


AT YEAR END:

Total assets                           $ 84,165     $ 43,881     $ 38,102     $ 38,609    $ 39,662

Long-term debt                            8,617        1,514        1,309        2,023       4,183

Shareholders' equity                   $ 29,800     $ 19,073     $ 18,770     $ 19,015    $ 17,346

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION

     On January 6, 1994, the Company's shareholders approved the purchase of all of the stock of ABB Impell Corporation, ABB Government Services, Inc. and ABB Impell Ltd. (the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller"). The acquisition, effective as of midnight December 31, 1993, was completed on January 7, 1994 and was accounted for as a purchase in 1994. The purchase price of $32.3 million, subject to final adjustment, together with the direct costs of the acquisition were allocated to the fair market value of the assets acquired and liabilities assumed. The seller received $14 million in common stock (1,714,503 shares) and the remainder of the purchase price in cash.

     Immediately following the acquisition, the Company commenced integration of the U.S. commercial engineering services of the predecessor companies into one organizational unit. Operations were combined and are managed as a single entity. Due to this integration, management is unable to assess the separate performance of the Impell Companies' domestic engineering services (or the Company's engineering services prior to the acquisition) compared to prior periods.

     As a result of the acquisition of the Impell Companies, the Company's revenues and expenses more than doubled in 1994 compared to 1993. In recent years the revenues of the Impell Companies declined significantly. The operating results of the Impell Companies declined during 1993, likely due to a number of factors including, in part, the impending sale of the Impell Companies. This decline was a factor in determining the purchase price of the Impell Companies.


RESULTS OF OPERATIONS

     REVENUES

     Total revenues increased 115% to $140 million in 1994, from $65 million in 1993. Revenues increased significantly in 1994 compared to 1993 due to additions from the former Impell Companies. Revenues also increased for steam generator cleaning and chemical decontamination activities. The increases in 1994 revenues compared to 1993 were reduced by decreases in revenues for low level waste processing and transportation and storage facilities for radioactive materials due to the completion of various contracts, the timing of services on other contracts and the receipt of a licensing fee in the first quarter of 1993. Revenues decreased 6% to $65 million in 1993 from $69 million in 1992. The decrease in revenues is attributable primarily to a contract settlement received in 1992, to decreased steam generator cleaning contract volume and to a reduction in engineering services activity, offset by an increase in waste processing service and equipment sales.

     On a pro forma basis for the combined company, as discussed in footnote 6 to the financial statements, revenues decreased 18% to $140 million for 1994 from the pro forma combined $170 million in 1993. The Company is experiencing the effects of an industry-wide trend by utilities to reduce or defer spending. This combined with integration issues resulting from the combination of the predecessor companies, has contributed to the decrease in revenues. It is unclear whether the lower levels of demand for engineering services from commercial nuclear utilities is cyclical or a continuing trend. Management is planning the Company's level of operations based on the anticipation that revenues in the domestic commercial nuclear engineering services business will conform to the declining trend.

     Most of the Company's contracts are awarded by the competitive bidding process in which a number of firms submit proposals in response to a request for proposals to provide specific products or services. The Company operates in a very competitive industry, and in recent quarters utilities have limited or deferred spending. Consequently, management is unable to comment on the outlook for future contracts other than to note its planning for declining revenues in the commercial nuclear utility engineering area. The Company's ongoing marketing activities include identifying prospective bid requests and requests for proposals. In its target market areas, the Company aggressively pursues such requests.

     The nature of the Company's business is such that a single client may account for more than 10% of the Company's revenues during any year. In 1994, the Company had one client that accounted for 19% of total revenues. In 1993 and 1992, the Company had two clients that in the aggregate accounted for 25% and 27%, respectively, of total revenues.

     GROSS PROFITS

     Each of the Company's contracts is negotiated independently and varies as to profitability. The timing and actual performance by the Company on its major contracts also affect the Company's gross profit margin.

     Gross profit decreased to 33% of revenues in 1994 from 34% of revenues in 1993. Engineering services' gross margin percent remained fairly constant while plant and fuel services experienced a slight decrease and waste services experienced a slight increase in gross margin percent due to the relative profitability of individual contracts. During 1994 gross profit dollars increased due to the overall increase in revenue compared to 1993.

     Gross profit was 34% of revenues in both 1993 and 1992. Engineering services' gross margin percent remained fairly constant while plant services experienced a slight decrease and fuel services experienced a slight increase in gross margin percent due to the relative profitability of individual contracts. During 1993 gross profit dollars decreased due to the overall reduction in revenue compared to 1992.

     EXPENSES

     Research and development expenses increased 242% in 1994 compared to 1993. The increase is mainly due to expenses related to the Company's development of its vitrification process, Enviroglass-TM-. Research and development expenses increased 20% in 1993 compared to 1992, primarily due to expenses related to development of its vitrification process.

     Selling, general and administrative expenses increased $28 million and, as a percentage of revenues, increased from 29% to 33% for 1994 compared to 1993. The increase is primarily attributable to the increased size of the combined Company, increased goodwill amortization expense resulting from the Impell acquisition, and severance-related costs that were recorded in the second and fourth quarters of 1994. Utilization rates for engineering services were lower than expected during 1994 primarily due to organizational changes, lower demand for engineering services by commercial nuclear utilities, and resulting excess capacity which contributed to increased overhead expenses. Actions were taken during the second quarter of 1994 to reduce management overhead and operating costs, including a temporary reduction in employee compensation during portions of the second and third quarters and a cessation of director compensation from June to the end of 1994. Severance costs related to the reduction in management personnel which resulted from downsizing two offices and combining two other offices, when combined with provisions for severance payments to the former president and chief executive officer, resulted in aggregate charges to earnings of approximately $950,000 in the second quarter of 1994. Management further reduced personnel in the fourth quarter of 1994 to adjust for the lower demand for engineering services by commercial nuclear utilities. This reduction resulted in additional charges to earnings of approximately $1,500,000. Management also wrote off equipment and intangible assets with impaired value that resulted in charges to earnings of approximately $750,000 in the fourth quarter of 1994 due primarily to the non-renewal of a lease with a client and reduced expectations for low level waste transportation in Europe.

     Selling, general and administrative expenses, as a percentage of revenues, were 29% in 1993 compared to 32% in 1992. Actual selling, general and administrative expenses decreased $3.2 million during 1993 compared with the prior year. The decrease is primarily attributable to reduced marketing and personnel costs in 1993, as well as higher costs in 1992 associated with the suit against a primary contractor to the DOE which was settled in December 1992.

     Net interest expense increased significantly in 1994 from 1993 as a result of the debt incurred to finance the acquisition of the Impell Companies. Interest expense includes interest on the term loan and the revolving credit facility as well as amortization of bank fees and warrant-related debt discount. Net interest expense decreased in 1993 compared to 1992 primarily due to decreases in the Company's loan balances.

     The effective income tax rate is higher than the statutory tax rate for 1994 due to provisions for state and foreign income taxes and the limitation on recognition of net operating losses. The effective income tax rate is higher than the statutory rate for 1993 and 1992 due to the impact of alternative minimum tax and state income taxes.

     RESTRUCTURING EXPENSE

     In the fourth quarter of 1993, the Company recorded a restructuring charge of $2.5 million resulting principally from the Company's acquisition of the Impell Companies. The charge included accrued costs resulting from integrating the two companies (the Company and the Impell Companies) including approximately $800,000 of employee-related expenses, $600,000 for administrative and project management systems integration and $500,000 for other administrative and legal expenses. The charge also adjusted the valuation of certain fixed and intangible assets by approximately $600,000 to reflect the new strategic focus of the Company. As of January 1, 1995 the Company has incurred charges of approximately $815,000 for employee-related expenses, $400,000 for administrative and project management systems integration, $400,000 for other administrative charges and $575,000 for adjusted asset valuation. The Company also reduced the estimate of total restructuring charges by approximately $310,000, which is reflected in the statement of operations as a credit of $180,000 in the first quarter, $50,000 in the second quarter and $80,000 in the third quarter of 1994. All of the accrued costs have been incurred or reversed in 1994. Cash needs for these expenditures were met from operations and borrowing under the Company's revolving credit facility.

     In the fourth quarter of 1992, the Company recorded a restructuring charge of $1.5 million related primarily to the Company's cask and waste operations. The charge adjusted the values of certain fixed and intangible assets to their estimated realizable value and accrued other severance and legal costs in anticipation of discontinuing or de-emphasizing certain business activities. All of these restructuring costs were expended either prior to or during 1993.

     In 1992 the Company incurred a $685,000 early termination obligation in order to exit a long-term lease for an existing office and enter a new lease at more attractive terms. The new landlord agreed to provide a cash lease inducement allowance of $621,000. The lease inducement is being amortized over the ten-year term of the new lease.

     NET INCOME (LOSS)

     Net loss increased to $5.3 million in 1994 from a loss of $0.5 million in 1993. The increase in loss was due primarily to increased overhead costs from lower utilization rates in domestic engineering services, increased goodwill amortization, severance-related expenses and increased interest expense.

     Net loss decreased to $0.5 million in 1993 from a loss of $1.8 million in 1992. The decreased loss in 1993 compared in 1992 was due primarily to reduced marketing, personnel and litigation expenses which more than offset reduced gross profits and the larger restructuring charge in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $7.1 million in 1994 compared to net cash provided by operations of $5.4 million in 1993. Cash provided by operating activities increased primarily due to collections on accounts receivable. Net cash provided by operating activities was $5.4 million in 1993 compared to $4.8 million in 1992. Cash provided by operating activities in 1993 increased $.7 million compared to 1992 primarily due to decreases in net loss, proceeds from a lease incentive, and increases in accounts payable and accrued expenses offset by increases in accounts receivable and billings.

     Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

     Cash used in the year ended January 1, 1995 related to the acquisition of the Impell Companies was as follows (in millions):

            Cash paid to Seller                               $18.3
            Cash paid to banks                                  1.0
            Cash paid for other direct acquisition costs        5.0
                                                              -----

            Total                                             $24.3
                                                              -----
                                                              -----

     Other direct acquisition costs totaled $5.0 million. Of this $5.0 million, $1.2 million was paid in 1993 and $3.8 million was paid in 1994.

     Capital expenditures were $3.9 million in 1994 compared to $3.0 million in 1993 and $2.3 million in 1992. The Company's agreement with its banks allowed a maximum of $6.0 million in capital expenditures during 1994. The majority of the Company's capital expenditures result from activities in plant services for steam generator cleaning equipment and, in waste services, processing equipment for radioactive waste volume reduction, dewatering, and solidification systems. Fuel services has capital requirements primarily for licenses and high level waste transportation equipment. Engineering services has modest capital requirements mainly for computer equipment. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $5.3 million as of year end for capital acquisitions during 1995. Depending on the capital resources available to the Company, it may make additional capital expenditures during 1995.

     The Company has financed its operations, development, and growth from the sale of stock and from bank debt. The Company financed the cash portion of the acquisition of the Impell Companies through a $15 million term loan and a draw on a $25 million revolving credit line. Draws under the revolving credit facility are limited to a calculated borrowing base secured by accounts receivable. The cap on the revolving line of credit was reduced to $22.5 million in

October of 1994. The term loan matures in 1999 and the revolving credit facility matures in 1996. The interest rate for both loans is the bank's base rate plus 1.0% to 1.5% or the Eurodollar rate plus from 2.0% to 2.5%. The Company also issued warrants to the banks to purchase 830,060 shares of common stock at $8.17 per share which are exercisable through January 1999. All debt existing prior to the acquisition was refinanced through these new credit agreements.

     For the fiscal year ended January 1, 1995, the Company incurred a net loss of $5.3 million while net cash flows were a positive $2.9 million. At January 1, 1995, current liabilities exceeded current assets by $9.3 million. The net loss was primarily the result of increased overhead costs from lower utilization rates in domestic engineering services, increased goodwill amortization, severance-related expenses and increased interest expense. Positive cash flows resulted primarily from collections of accounts receivable. Management is committed to decreasing overhead costs in order to return the Company to profitable operations and, in fact, made substantial personnel reductions in 1994. Although management has significant control over the timing of certain expenditures, operations in 1995 may not be sufficiently profitable to generate sufficient cash to continue operations and invest in necessary capital expenditures for technology development including amounts which are contractually committed.

     The lower than anticipated level of revenues during 1994, principally due to lower revenues from engineering services for commercial nuclear utilities, resulted in lower than projected cash flows, increased expenditures related to reducing personnel and lower borrowing availability under the revolving credit facility. This has restricted the Company's ability to fund capital expenditures and develop its technology. Management plans to raise cash through sales of non-strategic assets or issuance of additional common stock or preferred stock, or subordinated debt. Management of the Company has analyzed various cash flow scenarios. If the cash raising activities do not materialize or are delayed, under certain scenarios the Company could encounter a cash flow shortfall around mid-year. Management believes that under the more likely scenarios, sufficient funds will be generated through operations and/or the cash raising activities to enable the Company to continue operations through December 31, 1995 and beyond.

     The agreements with the banks specify certain negative, affirmative and financial covenants, including without limitation, covenants with respect to leverage, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company. For the first quarter of 1994, the banks waived certain requirements and amended the credit agreements to eliminate financial covenants for the first quarter and established new ratios for subsequent periods. The Company did not meet certain of these ratios at July 3, 1994. However, the banks waived these requirements and established new ratios for the second quarter of 1994 and subsequent periods. Due primarily to the cost of personnel reductions and the write down of assets in the fourth quarter, the Company would not have met certain of the revised ratios at January 1, 1995. The banks established new ratios for the fourth quarter of 1994, with which the Company complied. The banks also established new ratios for subsequent quarters for the year ending December 31, 1995 and beyond, with which the Company expects to comply. Additionally, in March, 1995, the banks required the Company to reprice the common stock warrants issued in connection with the bank debt at $2.9375 per share. In addition, if the Company fails to raise
$10 million cash through issuance of additional common stock or preferred stock, subordinated debt or sales of assets by June 30, 1995, the warrant price will be further reduced to $.01 per share. The effect of such repricing would be that upon exercise of these warrants by the banks, the equity and voting power of existing shareholders would be diluted by up to 11% at the $.01 per share purchase price. The Company will evaluate the warrant related discount and adjust the value accordingly.

     Borrowings under the revolving credit facility are limited by eligible receivables in the accounts receivable borrowing base. At the end of the year, the Company had an unused revolving credit facility of $7.3 million of which $3.1 million was available based on the accounts receivable borrowing base. The amount of availability is subject to fluctuation. During 1994, the amount available under the revolving credit facility reached a low of $56,000.
The banks permitted the Company to increase the borowing base by $1 million by including $1 million in cash collateral held by the Company's operating bank. The low point in availability during 1994 was, in large part, attributable to reductions in the accounts receivable borrowing base caused by an increase in "costs and estimated earnings in excess of billings" on uncompleted contracts driven by certain milestone contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                   PAGE
                                                                              --------------
Report of Ernst & Young LLP, Independent Auditors                                   25

Consolidated Statements of Operations for each of the three years in the
   period ended January 1, 1995                                                     26

Consolidated Balance Sheets at January 1, 1995 and December 31, 1993                27

Consolidated Statements of Shareholders' Equity for each of the three
   years in the period ended January 1, 1995                                        28

Consolidated Statements of Cash Flows for each of the three years in the
   period ended January 1, 1995                                                     29

Notes to Consolidated Financial Statements                                          30

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
VECTRA TECHNOLOGIES, INC.


We have audited the accompanying consolidated balance sheets of VECTRA Technologies, Inc. and subsidiaries as of January 1, 1995 and December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VECTRA Technologies, Inc. and subsidiaries at January 1, 1995 and December 31, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP


Seattle, Washington
March 10, 1995

                            VECTRA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                       --------------------------------------------------
                                                                      FISCAL YEARS ENDED
                                                       --------------------------------------------------
                                                            JANUARY 1,   DECEMBER 31,     DECEMBER 31,
                                                               1995          1993             1992
                                                       --------------------------------------------------
Revenues                                                     $ 140,023      $  64,581      $  68,989

Operating costs                                                 94,320         42,900         45,671
                                                                ------         ------         ------

Gross profit                                                    45,703         21,681         23,318

Research and development expenses                                1,592            465            386

Selling, general and administrative expenses                    46,584         18,617         21,818

Restructuring and lease termination expenses                         -          2,544          2,185
                                                                                -----          -----

Operating income (loss)                                         (2,473)            55         (1,071)

Interest expense, net                                           (2,702)          (351)          (601)
                                                                 -----            ---            ---

Loss before taxes                                               (5,175)          (296)        (1,672)

Income taxes                                                       150            250            155
                                                                   ---            ---            ---

Net loss                                                     $  (5,325)     $    (546)     $  (1,827)
                                                                 -----            ---      ---------

Net loss per share                                           $    (.68)     $    (.09)     $    (.32)
                                                                   ---            ---            ---


Number of shares used to calculate net loss per share            7,802          5,909          5,653
                                                                 -----          -----          -----

                             See accompanying notes.

                            VECTRA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                       JANUARY 1, 1995   DECEMBER 31, 1993
                                                                                      -------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                              $   3,427      $     572
    Securities available for sale                                                                919            755
    Accounts receivable, net of allowance of $384,000 for 1994 and $ 34,000 for 1993          26,211         16,544
    Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                       3,076          4,344
    Inventories                                                                                1,426          1,169
    Prepaid expenses                                                                             931            569
                                                                                           ---------      ---------
        Total current assets                                                                  35,990         23,953
Property, plant and equipment, at cost
    Land                                                                                          94             94
    Buildings                                                                                    586            144
    Machinery and equipment                                                                   20,000         17,560
    Construction in progress                                                                     655          1,775
    Furniture and fixtures                                                                     4,996            499
                                                                                           ---------      ---------
                                                                                              26,331         20,072
    Less accumulated depreciation                                                             15,027         10,902
                                                                                           ---------      ---------
        Net property, plant and equipment                                                     11,304          9,170
Costs in excess of net assets acquired, net of accumulated amortization                       28,638          5,577
Licenses, patents and other intangibles, at cost, net of accumulated amortization              1,110          1,440
Investments and long-term prepaid costs                                                        6,807          2,057
Deferred acquisition costs                                                                         -          1,639
Other assets                                                                                     316             45
                                                                                           $  84,165      $  43,881
                                                                                           ---------      ---------
                                                                                           ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Note payable to bank                                                                   $  15,200      $   2,329
    Accounts payable                                                                           5,060          5,928
    Accrued payroll and related expenses                                                       7,014          2,590
    Other accrued liabilities                                                                  6,153          4,346
    Billings in excess of costs and
        estimated earnings on uncompleted contracts                                            9,122          6,652
    Long-term debt due within one year                                                         2,712            900
                                                                                           ---------      ---------
        Total current liabilities                                                             45,261         22,745
Long-term debt                                                                                 8,617          1,514
Deferred lease incentive                                                                         487            549
Commitments and contingencies
Shareholders' equity
    Class A Preferred Stock, 4,100,000 authorized, none issued                                     -              -
    Common Stock, $.01 par value, 30,000,000 authorized in 1994 and
    22,000,000 authorized in 1993; 7,848,627 issued and outstanding in 1994 and
    5,954,013 issued and outstanding in 1993                                                  45,212         29,202
    Accumulated deficit                                                                      (15,412)       (10,129)
                                                                                           ---------      ---------
        Total shareholders' equity                                                            29,800         19,073
                                                                                           ---------      ---------
                                                                                           $  84,165      $  43,881
                                                                                           ---------      ---------
                                                                                           ---------      ---------

                             See accompanying notes.

                            VECTRA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)


                                                 ------------------------------------------------------------
                                                                                                   TOTAL
                                                     NUMBER                      ACCUMULATED    SHAREHOLDERS'
                                                   OF SHARES     COMMON STOCK      DEFICIT         EQUITY
                                                 ------------------------------------------------------------
Balance, December 31, 1991                         5,451,452       $26,771$        (7,756)        $19,015
Exercise of stock options                            195,079            877             --            877
Semper Acquisition                                   115,552            705             --            705
Net loss for the year ended
     December 31, 1992                                    --             --        (1,827)        (1,827)
                                                   ---------      ---------      ---------      ---------
Balance, December 31, 1992                         5,762,083         28,353        (9,583)         18,770
Exercise of stock options                            176,930            844             --            844
Issuance of stock, net of
     director/shareholder
     receivable of $85,500                            15,000              5             --              5
Net loss for the year ended
     December 31, 1993                                    --             --          (546)          (546)
                                                   ---------      ---------      ---------      ---------

Balance, December 31, 1993                         5,954,013         29,202       (10,129)         19,073
Exercise of stock options                            189,649            968             --            968
Issuance of common stock, net of
     cancellations                                 1,704,965         14,004             --         14,004
Warrants issued                                           --          1,038             --          1,038
Unrealized gain/loss on securities
     available for sale                                   --             --             42             42
Net loss for the year ended
     January 1, 1995                                      --             --        (5,325)        (5,325)
                                                   ---------      ---------      ---------      ---------

Balance, January 1, 1995                           7,848,627        $45,212      $(15,412)        $29,800
                                                   ---------      ---------      ---------      ---------


                             See accompanying notes.

                            VECTRA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)



                                                                 ------------------------------------------------
                                                                                     YEARS ENDED
                                                                 ------------------------------------------------
                                                                        JANUARY 1,    DECEMBER 31,   DECEMBER 31,
                                                                           1995           1993           1992
                                                                 ------------------------------------------------
Cash flows from operating activities:
Net loss                                                             $    (5,325)    $     (546)     $  (1,827)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation                                                       3,392          2,073          1,877
        Amortization                                                       3,082            517            742
        Write down of fixed assets and intangibles                           629            791            910
        Proceeds of lease incentive                                           --            621             --
        Increase (decrease) in cash from changes in
        operating working capital:
           Accounts receivable and billings                                5,734           (872)         2,578
           Inventories and prepaid expenses                                 (128)          (401)           308
           Accounts payable and accrued expenses                            (262)         3,249            176
                                                                          ------         ------         ------
Net cash provided by operating activities                                  7,122          5,432          4,764

Cash flows from investing activities:
     Increase in securities available for sale                              (123)          (336)            --
     Payments related to Impell acquisition, net of cash
     acquired                                                            (23,137)        (1,213)            --
     Capital expenditures                                                 (3,872)        (3,018)        (2,275)
     Payment for earnout                                                    (304)          (303)           (35)
     Increase in patent and license costs                                   (115)          (323)          (420)
     Increase in long-term investments                                        --            (78)            --
     Proceeds from sale of fixed assets                                      129             --             27
     (Increase) in other assets                                             (270)           (16)          (226)
                                                                          ------         ------         ------
Net cash used in investing activities                                    (27,692)        (5,287)        (2,929)

Cash flow from financing activities:
     Net borrowings (repayment) under short-term loan                     12,871         (1,271)        (1,600)
     Proceeds from long-term debt                                         15,000          1,226             --
     Repayment of long-term debt                                          (5,414)          (835)          (714)
     Proceeds from sale of Common Stock                                      968            849            877
                                                                          ------         ------         ------
Net cash provided by (used in) financing activities                       23,425            (31)        (1,437)
                                                                          ------         ------         ------

Net increase in cash                                                       2,855            114            398
Cash at beginning of year                                                    572            458             60
                                                                          ------         ------         ------
Cash at end of year                                                  $     3,427     $      572      $     458
                                                                          ------         ------         ------

Cash paid for interest                                               $     1,652     $      378      $     634
Cash paid for income taxes                                           $       236     $      195      $     233

Supplemental disclosure of non-cash financing activities:
     Issuance of Common Stock related to acquisition                 $14,000,000             --             --
     Warrants issued in connection with debt                         $ 1,038,000             --             --


                             See accompanying notes.

                            VECTRA TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF THE BUSINESS
       The Company (a) provides products and services for the handling, preparation, transportation, storage and disposal of low level and high level radioactive waste, (b) provides engineering services to operators of nuclear power plants and the U.S. Department of Energy, and (c) performs comprehensive ongoing maintenance functions for such plants.

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of VECTRA Technologies, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

       LIQUIDITY
       For the fiscal year ended January 1, 1995, the Company incurred a net loss of $5.3 million while net cash flow was a positive $2.9 million. At January 1, 1995, current liabilities exceeded current assets by $9.3 million. The net loss was primarily the result of increased overhead costs from lower utilization rates in domestic engineering services, increased goodwill amortization, severance-related expenses and increased interest expense. Positive cash flows resulted primarily from collections of accounts receivable.

       Management is committed to decreasing overhead costs in order to return the Company to profitable operations, and in fact, made substantial personnel reductions in 1994. Although management has significant control over the timing of certain expenditures, operations in 1995 may not be sufficiently profitable to generate sufficient cash to continue operations and invest in necessary capital expenditures for technology development including amounts which are contractually committed. In addition to a return to profitability, management plans to raise cash through sales of non-strategic assets or issuance of additional common stock, preferred stock or subordinated debt. Management believes that sufficient funds will be generated through operations and the cash raising activities to enable the Company to continue operations through December 31, 1995.

       REVENUE RECOGNITION
       Revenue on long-term contracts, other than those billed on a time and material basis, is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost estimates are reviewed periodically as the work progresses, and adjustments to revenues are reflected in the period in which estimates are revised. When current estimates indicate a probable ultimate loss on a contract, the full amount of the projected loss is accrued. Other revenues are recorded on the basis of shipment of products or performance of services.

       The Company periodically enters into contracts which are subject to audit by U.S. Government agencies with respect to costs and other information submitted. Ultimate costs recoverable under these Government contracts are not known until final determination by the U.S. Government agency. Deviations to submitted costs have not been significant in the past and are not expected to be significant in the future.

       INVENTORIES
       Inventories, which consist principally of products associated with the performance of certain contracts, are stated at the lower of cost or market determined on a specific identification basis.


       DEPRECIATION
       Depreciation is computed principally on the straight-line method over the following estimated useful lives:

               Buildings                     36 years
               Machinery and equipment       3-15 years
               Furniture and fixtures        3-7 years

       COSTS IN EXCESS OF NET ASSETS ACQUIRED
       The excess of the total acquisition costs of acquired subsidiaries over the fair value of net assets acquired is amortized on the straight-line basis over 25 years. The value is reviewed for impairment using a recoverability approach. Any impaired value is charged to income. Accumulated amortization was $3,187,000 at January 1, 1995 and $1,898,000 at December 31, 1993.

       LICENSES AND PATENTS
       Licenses and patents are amortized on the straight-line method over 5 to 25 years. Accumulated amortization was $562,000 at January 1, 1995 and $609,000 at December 31, 1993.

       INCOME TAXES
       The Company recognizes deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance on its deferred tax assets to the extent there is uncertainty regarding the Company's ability to generate taxable income in the future.

       OPERATING COSTS
       Operating costs comprise direct labor and related payroll burden and charges, including depreciation and amortization, that are directly identified to a contract.

       FOREIGN CURRENCY TRANSLATIONS
       Assets and liabilities of a foreign subsidiary are translated at current exchange rates. Income statement accounts are translated at the average rates during the period.

       NET LOSS PER SHARE
       Net loss per share is based upon the weighted average number of common shares outstanding during each period.

       CASH AND CASH EQUIVALENTS
       Cash and cash equivalents include investments with an original maturity of three months or less.

       SECURITIES AVAILABLE FOR SALE
       Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Company's marketable securities are classified as "available for sale" and are recorded at current market value with an offsetting adjustment to shareholders' equity. The adoption of this statement did not have a material effect on the Company's consolidated financial position. Substantially all of the Company's marketable securities available for sale are restricted since they are held as collateral for letters of credit (see Note 3) or held by the Company's captive offshore insurance subsidiary.

       RECLASSIFICATIONS AND CHANGE IN FISCAL YEAR END
       Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the current year presentation. Effective January 1, 1994, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31.

2.     ACCOUNTS RECEIVABLE AND PROGRESS BILLINGS

       A summary of accounts receivable at year end follows (in thousands):


                                              JANUARY 1,     DECEMBER 31,
                                                 1995            1993
                                             ----------------------------
     Accounts receivable                        $24,698          $15,284
     Allowance for contract adjustments            (384)             (34)
     Retainage                                1,634 918
     Other                                          263              376
                                             -----------     -----------
     Total accounts receivable                  $26,211          $16,544
                                             -----------     -----------
                                             -----------     -----------


       Retainages beyond one year are insignificant. Progress billings on long-term percentage of completion contracts that were in process at January 1, 1995 and December 31, 1993 were $34.4 million and $33.2 million, respectively. No allowance for doubtful accounts is considered necessary. Historically, there have been no significant credit losses to the Company. The allowance for contract adjustments provides for periodic adjustments that arise from contract related billing issues.

3.     NOTE PAYABLE TO BANK AND LONG-TERM DEBT

       At January 1, 1995, the Company had a revolving credit facility that provided for borrowings up to $22.5 million. Draws under the revolving credit facility are limited to a calculated borrowing base secured by accounts receivable. The interest rate is the banks' base rate plus 1.0% to 1.5% or the Eurodollar rate plus from 2.0% to 2.5%. Commitment fees of 0.5% of the unused balance are payable under this agreement. The weighted average interest rate on the credit facility was 8.3% at January 1, 1995.

       The Company had another line of credit with a different bank at December 31,1993 which was repaid in January 1994. The weighted average interest rate on this line of credit was 7.5% at December 31, 1993.

       The Company also has a long-term loan from two of the same banks as the revolving credit facility. The loan matures in 1999 and has an interest rate of the banks' base rate plus 1.0% to 1.5% or the Eurodollar rate plus 2.0% to 2.5%. The note had an outstanding balance at January 1, 1995 of $12,000,000. In conjunction with the long-term loan, the Company issued to the banks warrants to purchase 830,060 shares of Common Stock at $8.17 per share which are exercisable through January 1999. The warrants were valued at approximately $1.0 million and were recorded as additional paid-in capital. The resulting discount on the long-term loan is being amortized using the effective interest method over the term of the note. Both the credit facility and the long-term loan are collateralized by substantially all of the Company's assets. Loan and discount amounts at January 1, 1995 are as follows (in thousands):


                         Long-term debt        Long-term
                      due within one year         debt               Total
                      -------------------  ------------------  -----------------
     Loan                    $3,000              $9,000             $12,000
     Discount                   288                 383                 671
                             ------              ------              ------
     Less discount           $2,712              $8,617             $11,329
                             ------              ------              ------
                             ------              ------              ------

       The agreements with the banks specify certain negative, affirmative and financial covenants including restrictions on dividends and activities of the Company. Due primarily to the cost of personnal reductions and the write down of assets in the fourth quarter, The Company would not have met certain of the ratios at January 1, 1995. The banks established new ratios for the fourth quarter of 1994, with which the Company complied. The banks also established new ratios for subsequent quarters for the year ending December 31, 1995 and beyond, with which the Company expects to comply. Additionally, in March 1995, the banks required the Company to reprice the common stock warrants issued in connection with the bank debt at $2.9375 per share. In addition, if the Company fails to raise $10 million cash through the issuance of additional common stock or preferred stock, subordinated debt or sales of assets by June 30, 1995, the warrant price will be further reduced to $.01 per share.
The effect of such repricing would be that upon exercise of those warrants by the banks, the equity and voting power of existing shareholders would be diluted by up to 11% at the $.01 per share purchase price. The Company will evaluate the warrant related discount and adjust the value accordingly.

       The Company also had $406,000 in outstanding letters of credit with another bank issued for performance guarantees under various contracts. Securities available for sale of $328,000 and long-term investments of $78,000 at January 1, 1995 are held as collateral against a portion of these letters of credit.

       At December 31, 1993, the Company had an outstanding balance of $1,249,647 on a long-term note with another bank. The Company also had a loan with another financial institution secured by equipment for approximately $1.2 million that matured in 1998 and bore interest at the prime rate plus 2.0%. The loan had an outstanding balance at December 31, 1993 of $1,163,875. Both of these loans were repaid in January of 1994.


4.     INCOME TAXES

       Income tax expense for the years ended January 1, 1995, December 31, 1993 and 1992 follows (in thousands):


                                              1994          1993          1992
                                          --------------------------------------
     Federal income taxes                   $   --        $   95        $   30
     Federal income taxes
          currently payable                     --            95            30
     State and foreign income taxes            150           155           125
                                            ------        ------        ------
     Total income tax expense               $  150        $  250        $  155
                                            ------        ------        ------
                                            ------        ------        ------




The differences between the total income tax expense and the income tax benefit computed using the Federal statutory income tax rate were as follows (in thousands):


                                              1994          1993          1992
                                         ---------------------------------------
     Income tax benefit
          at federal statutory rate        $(1,864)        $(101)        $(568)
     Amortization of costs in excess
          of net assets acquired               106            98            92
     Utilization of net operating
          loss carryforwards                    --          (465)           --
     Limitation of the recognition of
          operating losses                      --            --           493
     Increase in valuation allowance         1,751           449            --
     Alternative minimum tax                    --            95            30
     State and foreign income taxes            150           155            83
     Other items, net                            7            19            25
                                            ------        ------        ------
     Income tax expense                     $  150         $ 250         $ 155
                                            ------        ------        ------
                                            ------        ------        ------

       The significant components of the Company's deferred income tax assets and liabilities as of January 1, 1995 and December 31, 1993 were as follows (in thousands):


                                               JANUARY 1,          DECEMBER 31,
                                                  1995            1993
                                             ----------------------------------
     DEFERRED TAX ASSETS:
     Net operating loss carryforwards           $ 1,952             $ 1,091
     Accrued vacation                               884                 293
     Lease incentive                                170                 211
     Accrued severance                              607                  --
     Restructuring accruals                          --                 470
     Other temporary differences                    941                 439
     Tax credit carryforwards                       254                 254
                                                -------             -------
     Total deferred tax assets                    4,808               2,758
                                                -------             -------
     DEFERRED TAX LIABILITIES:

     Goodwill amortization                          227                  --
     Depreciation                                    72                  --
                                                -------             -------
     Total deferred tax liabilities                 299                  --
                                                -------             -------
     Net deferred tax assets                      4,509               2,758

     Less valuation allowance                     4,509               2,758
                                                -------             -------
     Total deferred income taxes                $    --             $    --
                                                -------             -------
                                                -------             -------


       Due to the uncertainty regarding the Company's ability to generate taxable income in the future to realize the benefit for its net deferred tax assets at January 1, 1995, a valuation allowance of $4,509,000 has been recognized. This represents an increase of $1,751,000 over the December 31, 1993 balance.

       The benefits to be derived from the unused net operating loss carryforwards and investment and research tax credit carryforwards expire beginning in 1999.

5.     COMMITMENTS AND CONTINGENCIES

       Annual rental commitments (exclusive of insurance and property taxes) under noncancelable operating leases on office facilities and equipment are payable as follows (in thousands):


                     1995                        $4,354
                     1996                         3,689
                     1997                         2,537
                     1998                         1,674
                     1999                         1,321
               Thereafter                         6,701
                                                -------
                    Total                       $20,276
                                                -------
                                                -------


       Rent expense was as follows for the years ended January 1, 1995, December 31, 1993 and 1992 (in thousands):


                     1994                        $5,473
                     1993                         1,571
                     1992                         1,558


       On March 12, 1993, a former employee filed a suit against the Company for approximately $3 million for alleged breach of an employment contract. The suit was settled on September 15, 1994 with no material effect on the Company's financial position.

       Nuclear Packaging, Inc. (NuPac), a subsidiary of the Company, filed suit against a primary contractor to the DOE in Federal District Court in New Mexico in 1991, alleging breach of contract and other claims, and seeking damages of not less than $2.5 million. The litigation was settled during December 1992 by the contractor paying the Company $1.375 million. This amount, representing a reinstatement of the contract's pricing, is included in revenues for 1992. Costs of settling the litigation, which were approximately $500,000 in 1992 and $300,000 in 1991, are generally included in selling, general and administrative expenses.

       The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. As of January 1, 1995, the Company has accrued approximately $500,000 for unreported and/or potential losses. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company.

       The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $5.3 million as of year end for capital acquisitions during 1995.

       The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

6.     ACQUISITIONS AND DISPOSITIONS


       On January 7, 1994 the Company completed the acquisition of all of the stock of ABB Impell Corporation, ABB Government Services Inc., and ABB Impell Ltd. (collectively the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller") for approximately $32.3 million. The seller received $14 million in Common Stock (1,714,503 shares) and the remainder of the purchase price in cash. The acquisition, which closed January 7, 1994, has been accounted for as a purchase effective as of January 1, 1994. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. Final closing adjustments to the purchase price are still under negotiation. Costs in excess of net assets of $24.3 million are being amortized on a straight-line basis over 25 years.

       The pro forma results listed below for the year ended December 31, 1993 combine the consolidated results of operations as if the Impell Companies had been acquired as of the beginning of the period presented. The proforma results include the impact of adjustments for revenues and costs associated with a subcontract entered into by the Company and the Seller, elimination of parent allocated overhead to the Impell Companies, amortization of intangibles resulting from the acquisition, a reduction in rent expense resulting from subleases between the Company and the Seller, increased interest expense on the acquisition debt, and the related income tax effects.


                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              -----------------------------------

                                YEAR ENDED          YEAR ENDED
                                JANUARY 1,          DECEMBER 31,
                                   1995                1993
                              -----------------------------------
Revenues                        $140,023            $169,705
Net income (loss)               $ (5,325)           $  1,153
Net income (loss) per
share                           $   (.68)           $     15


       The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for all of 1993. Additionally, they are not intended to be a projection of future results.

       In April 1992, the Company acquired substantially all of the assets of Semper Technology, Inc. in exchange for capital stock of the Company valued at $700,000. The acquisition has been accounted for as a purchase and the difference between the purchase price and tangible assets acquired was attributed primarily to non-competition and employment agreements which are being amortized over the life of the agreements on a straight-line basis. The operations of Semper, which are not material to the Company, are included in the consolidated results of operations from the date of acquisition.

       In September 1991, the Company sold the stock of Alaron (acquired in 1989) to Recytec, S.A. (Recytec), a Swiss corporation, for approximately $4.5 million, comprising $2.5 million in cash, a 10% interest in the outstanding stock of Recytec America, Inc., Recytec's American subsidiary, and the right to use Alaron's site licensed by the Nuclear Regulatory Commission (NRC) until 2021 (recorded as long-term prepaid rent). Additionally, the Company has the option in 1996 to sell its interest in Recytec's subsidiary back to Recytec for $1.5 million plus interest at 7% per year. The option is collateralized by a mortgage on Alaron's NRC-licensed facility.

       In October 1988, the Company acquired an entity, accounted for as a purchase, for cash and contingent consideration based on future revenues of the entity through September, 1993. Net acquisition costs at December 31, 1993 include the initial cash price of $9,686,000, and additional contingent consideration of $1,370,000.


7.     STOCK OPTIONS

       Under the Company's stock option plans (including the 1993 plan), which include incentive stock options qualified by the Internal Revenue Service (IRS) and non-qualified options, the Company can issue up to 2,297,500 stock options. Through January 1, 1995, 916,731 of such options have been exercised and 361,583 options are available for grant.

       Stock options are granted at fair market value on the date of grant, are exercisable in whole or in part beginning one year from the date of grant, and expire up to ten years from the date of grant.

       At January 1, 1995, the Company has reserved 1,380,769 shares of Common Stock under the plans, which represent stock options outstanding and stock options available for grant.

       Stock options outstanding under the plans are:

                                           NUMBER OF          OPTION PRICE
                                            SHARES              PER SHARE
                                         -----------------------------------
     Outstanding at December 31, 1993       912,629         $3.75  -  $9.125
     Granted                                471,816         $3.00  -  $9.50
     Exercised                             (189,649)        $3.75  -  $7.00
     Forfeitures                           (175,610)        $4.375 -  $9.50
                                          ---------
     Outstanding at January 1, 1995       1,019,186         $3.00  -  $9.50
                                          ---------
                                          ---------
     Exercisable at January 1, 1995         413,620         $3.75  -  $8.25
                                          ---------
                                          ---------

       In addition to the stock option plans, the Company has issued non-qualified options to non-employees of which 80,000 shares were outstanding at January 1, 1995 at a price per share from $3.75 to $6.125.

8.     COMMON STOCK

       The Company has established a Stockholders' Rights Agreement (SRA) designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares. The Company amended the SRA effective December 31, 1993.

       Under the SRA, as amended, the Company declared a dividend of one Right for each outstanding share of the Company's Common Stock. The Rights become exercisable after the announcement of either a tender or exchange offer for more than 25% of the Company's Common Stock or a purchaser acquires 25% of the Company's Common Stock. Each Right entitles the holders, other than the 25% purchaser, to purchase Common Stock of the Company having a market value of twice the exercise price of the Right. In the event that the Company is acquired in a merger or sells or transfers 50% or more of its assets or earning power, each Right entitles the holder to purchase Common Stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights, which expire June 1, 1999, may be redeemed by the Company at a price of $.01 per Right.

       On January 6, 1994, the shareholders approved an increase in the number of authorized shares of Common Stock from 22,000,000 to 30,000,000.

       The Company has reserved 2,210,829 shares of common stock for issuance under the stock option plans and the warrants held by the banks.

9.     MAJOR CLIENTS

       The nature of the Company's business is such that a single client may account for more than 10% of the Company's revenues during a specific period when the Company is performing a significant project for that client. The percentage of sales to individual clients that were 10% or more of total revenues follows:


                                         1994             1993             1992
                                        ---------------------------------------
   Commonwealth Edison Company            19%              14%              16%
   Entergy Operations, Inc.                --              11%              11%


     The Company performs services and provides products mainly to commercial power utilities. Based on the credit standing of these clients, credit is generally granted without collateral being required. Historically, there have been no significant credit losses to the Company.

10.    REVENUE INFORMATION

       Revenues and operating costs for service-related products are included below as services. Revenues and operating costs of tangible products and services are as follows (in thousands):


                                         1994             1993             1992
                                     ------------------------------------------
   REVENUES:
   Products                          $  6,917         $ 10,335         $ 11,005
   Services                           133,106           54,246           57,984
                                     --------         --------         --------
                                     $140,023         $ 64,581         $ 68,989

   OPERATING COSTS:
   Products                          $  4,561         $  6,283         $  6,896
   Services                            89,759           36,617           38,775
                                     --------         --------         --------
                                     $ 94,320         $ 42,900         $ 45,671


       The Company rents certain of its machinery and equipment under cancelable lease agreements. At January 1, 1995 and December 31, 1993, machinery and equipment totaling $1,894,000 and $1,735,000 (net of accumulated depreciation of $3,123,000 and $4,265,000, respectively) was under lease. Included in revenues are sales of machinery and equipment previously leased aggregating $6,000 in 1994, $321,000 in 1993 and $414,000 in 1992. Previously leased equipment that is held for sale is transferred from property, plant and equipment to inventory and sold in the same period.

       Sales to foreign clients in 1994, 1993 and 1992 were $12,099,000, $7,891,000 and $10,203,000, respectively.

11.    SAVINGS AND RETIREMENT PLAN

       The Company has a defined contribution plan covering eligible full-time employees. The Plan is a profit sharing plan with a salary reduction arrangement pursuant to Internal Revenue Code Section 401(k) and subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Employees may contribute up to 15% of their gross wages, subject to these provisions. The Company may, solely at its own discretion, make a profit sharing contribution to the Plan for each plan year. In addition to the profit sharing contribution, the Company may make matching contributions to the Plan, at a predetermined rate subject to certain limitations. In 1994, 1993 and 1992, the Company made contributions to the Plan of $1,171,000, $194,000 and $208,000, respectively.

12.    RESTRUCTURING AND LEASE TERMINATION EXPENSE

       In the fourth quarter of 1993, the Company recorded a restructuring charge of $2.5 million related primarily to changes in operations resulting from the acquisition of ABB Impell Corporation, ABB Government Services, Inc., and ABB Impell Ltd. (see Note 6). The restructuring charge also includes the revaluation of certain fixed and intangible assets that are no longer a part of the strategic focus of the new combined company.

       In the fourth quarter of 1992, the Company recorded a restructuring charge of $1.5 million related primarily to the Company's cask and waste operations. The charge adjusted the values of certain fixed and intangible assets to their estimated realizable values and accrued other severance and legal costs in anticipation of discontinuing or de-emphasizing certain business activities.

       In 1992, the Company incurred a $685,000 early termination obligation in order to exit a long-term lease for an existing office and enter a new lease at more attractive terms. The new landlord agreed to provide a cash lease incentive allowance of $621,000. The lease incentive is being amortized over the ten year term of the new lease.

13.    UNAUDITED QUARTERLY FINANCIAL DATA
       (in thousands, except per share data)



                                                          QUARTER ENDED
                                     ------------------------------------------------------
                                     APRIL 3,        JULY 3,      OCTOBER 2,     JANUARY 1,
                                        1994           1994          1994           1995
                                     ------------------------------------------------------
   Revenues                           $37,145        $38,023        $32,494        $32,361
   Gross profit                        12,586         11,922         11,732          9,463
   Operating income (loss)                598           (240)           759         (3,590)
   Income (loss) before taxes              (5)          (965)            43         (4,248)
   Net income (loss)                      (60)        (1,020)            23         (4,268)

   Net income (loss) per share        $  (.01)       $  (.13)       $   .00        $  (.54)




                                                          QUARTER ENDED
                                    ---------------------------------------------------------
                                     MARCH 31,       JUNE 30,     SEPTEMBER 2,   DECEMBER 31,
                                        1993           1993          1993            1993
                                    ---------------------------------------------------------
   Revenues                           $14,310        $15,375        $17,237        $17,659
   Gross profit                         4,941          5,339          6,005          5,396
   Operating income (loss)                369            483            976         (1,773)
   Income (loss) before taxes             291            396            876         (1,859)
   Net income (loss)                      233            296            640         (1,715)

   Net income (loss) per share       $    .04       $    .05       $    .11       $   (.29)


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table lists the names and ages of the directors:

                                          POSITIONS HELD
       NAME                AGE           (DIRECTOR SINCE)
       ----                ---            --------------
J.E. (Ted) Ardell, III      55     Vice Chairman of the Board (1992)
Albert J. Baciocco, Jr.     64     Director (1989)
E. Linn Draper, Jr.         53     Director (1986)
Ray A. Fortney              49     Director, President and Chief Executive
                                   Officer (1994)
Elwood D. Howse, Jr.        55     Chairman of the Board, Director (1983)
Edward J. Keith             59     Director (1994)
Anthony J. Miadich          52     Director (1983)


       In February 1995, the Board of Directors amended the bylaws to remove the staggered board and classification of directors, so that all directors will be, beginning at the 1995 Annual Meeting, elected annually.

BIOGRAPHIES

       Mr. Ardell is Vice-Chairman of the Board, a general partner with Technology Partners, a venture capital firm, and a Director of a number of private companies. From 1968 to 1971, Mr. Ardell was with Bechtel Power Corporation. From 1971 to 1984 he was a Director of Impell Corporation and held various other positions with Impell Corporation and its principal operating subsidiary; and from 1984 to 1986 he was President and Chief Executive Officer of Impell Corporation. From 1961 to 1968 he served in the U.S. Navy nuclear submarine force. Mr. Ardell is a registered nuclear engineer in California and received a B.S. degree in Engineering from the U.S. Naval Academy in 1961.

       Mr. Baciocco is President of The Baciocco Group, Inc., a technical and management consulting practice, providing service in the areas of strategic planning, technical investment and application and business planning and development. He is a Director of Honeywell, Inc., and Giddings & Lewis, Inc.
He retired from the U.S. Navy as a Vice Admiral in 1987 after 34 years of service which included over 18 years of experience in the direct supervision of nuclear power plant operations and maintenance, and over seven years in the most senior executive positions in the Navy's R&D organization. Mr. Baciocco is a member of the Army Science Board and the Naval Studies Board of the National Research Council. In addition, he serves on the Board of Directors of Oak Ridge Associated Universities and the Board of Visitors to the Software Engineering Institute, Carnegie Mellon University. He received his B.S. degree in Engineering from the U.S. Naval Academy in 1953 and has completed graduate level studies in the field of nuclear engineering.

       Dr. Draper is Chairman of the Board, President and Chief Executive Officer of American Electric Power Inc. (AEP) and the American Electric Power Service Corporation. He also holds the positions of Chairman of the Board of Directors and Chief Executive Officer of various affiliates of AEP. From 1979 to 1992, Dr. Draper served in various executive positions with Gulf States Utilities, an electric utility company, serving from 1987 to 1992 as Chairman, President, and Chief Executive Officer. Both AEP and Gulf States Utilities have been and are customers of the Company. Dr. Draper is Chairman of the Board of Directors and the Executive Committee of the Nuclear Energy Institute. He received his B.A. degree in 1964 and his B.S. degree in 1965, both in Chemical Engineering, from Rice University. He received his Ph.D. degree in Nuclear Engineering from Cornell University in 1970. He is a member of the National Academy of Engineering.

       Mr. Fortney was appointed as President and Chief Executive Officer in July, 1994. Prior to his appointment, he served as Executive Vice President of the Company from August, 1993 and was President of the Cygna Group of ICF Kaiser Engineers, an engineering consulting firm, and a Senior Vice President of ICF Kaiser from 1992 to 1993. He previously served as Executive Vice President and General Manager of the Power Services Business at Combustion Engineering and ABB/Combustion Engineering from 1988 through 1990 and President and Chief Executive of Impell Corporation from 1986 to 1988. Mr. Fortney is a registered professional engineer in 15 states. He received his B.S. degree from the U.S. Naval Academy in 1967, his M.S.M.E. degree from Stanford University in 1972 and attended the Stanford University Business School Executive Program in 1989.

       Mr. Howse was elected Chairman of the Board on September 6, 1991. He is President of Cable & Howse Ventures, a venture capital management firm he co-founded in 1977. He is also a general partner of CH Partners II and CH Partners III, major shareholders of the Company, and a Director of OrthoLogic Corporation and Junior Achievement, Inc. Mr. Howse served in the U.S. Navy nuclear submarine force until 1968. From 1970 to 1974 he served as Treasurer of Data Science Ventures, a venture capital firm, and from 1974 to 1976 as the Chief Financial Officer for Seattle Stevedore and Miller Produce companies.
Mr. Howse received his B.S. degree in Engineering in 1961 and his M.B.A. degree in 1970, both from Stanford University.

       Mr. Keith is Chairman of the Board of Directors of The Failure Group, a consulting firm specializing in the analysis and prevention of engineering failures, and a former Director of Inlex Corporation, which provides computer automation systems to libraries. From 1969 until 1983, Mr. Keith served as Chairman of the principal operating subsidiary and Executive Vice President and Director of Impell Corporation. Mr. Keith was also the co-founder of the Commercial Bank of San Francisco. He is a licensed professional engineer and structural engineer in the state of

California. Mr. Keith received his B.S. and M.S. in Engineering in 1961 and 1964, respectively, from the University of California, Berkeley.

       Mr. Miadich is managing partner of Orien Venture Capital and a general partner of Orien II, L.P. From 1979 to 1989 he was a general partner of Norwest Venture Capital. Both firms are major shareholders of the Company. He is also a director of a number of private companies. From 1965 to 1978 he worked in a variety of operating roles including engineering positions at Hughes and TRW, in financial management at Raychem, and in financial positions at TRW. Mr. Miadich received his B.S. and M.S. degrees in Electrical Engineering from the University of Southern California in 1965 and 1967, respectively, and his Masters in Business degree from UCLA in 1970.


                           CURRENT EXECUTIVE OFFICERS

       The following table, as of March 1, 1995, sets forth the names, titles and ages of the Company's executive officers who are serving in the indicated positions. All executive officers serve until removed by the Board of
Directors:

    NAME                   AGE          POSITIONS HELD
    ----                   ---          --------------
Ray A. Fortney              49     President and Chief Executive Officer
John R. Holding             46     Vice President, Chief Financial
                                   Officer and Secretary
Kristin L. Allen            45     Vice President
Jeffrey W. Cummings         43     Vice President
Vincent Franceschi          36     Vice President
Dale E. Freeman             39     Vice President
Steve Hamilton              37     Vice President
Lynne M. Heitman            38     Vice President
David F. Humenansky         42     Vice President
Thomas W. Oliver            48     Vice President
Kevin C. Warapius           39     Vice President

BIOGRAPHIES

       Mr. Fortney's biography is included with the directors.

       Mr. Holding was appointed to his current position in June of 1993. Prior to his appointment, he was a consultant based in Chicago since 1991. From 1981 to 1991 he was with Heller International Corporation, a financial services subsidiary of The Fuji Bank, Limited. He served as Executive Vice President and member of the board of directors of the domestic operating subsidiary from 1990 to 1991 and as Group President of Heller's factoring business from 1984 to 1990. He received his M.B.A. from the University of Chicago and a B.S. degree in Mechanical Engineering from the Massachusetts Institute of Technology.

       Mr. Allen was appointed to his current position in April of 1992 upon the Company's acquisition of his firm, Semper Technologies, Inc., a management consulting firm for utilities. He co-founded Semper in 1990. From 1979 until 1990 he was with Advanced Technology, Inc. and its parent, Advanced Technology Engineering Systems, Inc., an engineering and management consulting firm for nuclear utilities and government agencies in progressively more senior positions. From 1972 to 1979 he served in the U.S. Navy nuclear submarine force and taught at the U.S. Naval Academy. He is a registered professional engineer in the Commonwealth of Virginia. Mr. Allen received his B.S. degree in Nuclear Engineering from the University of Virginia in 1972 and his M.S. degree in High Energy Physics from the Naval Postgraduate School in 1973.

       Mr. Cummings was appointed to his current position in June of 1992, with responsibility for the Company's Chicago office consisting of over 220 engineering professionals. Prior to his appointment, Mr. Cummings served in various positions of increasing responsibility after joining the Company in 1985, including General Manager, Chicago Operations. Mr. Cummings received a B.S. degree in Operations Analysis in 1973 and a M.S. in Operations Research in 1974 from the U.S. Naval Academy.

       Mr. Franceschi was appointed to his current position in January of 1994 following the Company's acquisition of ABB Impell Corporation ("Impell"). From 1989 until his appointment, Mr. Franceschi was the Manager of projects for Impell's Western Region. From 1980 to 1989 Mr. Franceschi served in various positions of increasing responsibility, including Manager, Systems Engineering and Manager of Business Development for the DOE market. Mr. Franceschi is a registered professional engineer in California. He received his B.S. degree in Civil Engineering from the University of California, Berkeley in 1980 and his M.B.A. from Saint Mary's College in 1994.


       Mr. Freeman was appointed to his current position in January of 1994 following the Company's acquisition of Impell. From 1989 until his appointment, Mr. Freeman was Manager of Business Development, Eastern Region, for Impell with responsibility for all marketing and sales to utility clients. After joining Impell in 1979, Mr. Freeman held various positions of increasing responsibility, including Manager, Impell Plant Engineering Division. Mr. Freeman received his B.S. degree in Mechanical Engineering from the University of North Carolina in 1979 and a M.B.A. from Emory University in 1993.

       Mr. Hamilton was appointed to his current position in November of 1994. Prior to his appointment, Mr. Hamilton served in various positions of increasing responsibility after joining the Company in 1991, including General Manager, Plant Services. From 1981 to 1990 Mr. Hamilton served in Project Management at the Carolina Power and Light Company. He received his B.A. degree in Environmental Science from the University of North Carolina, Wilmington in 1981.

       Ms. Heitman was appointed Vice President in March of 1993. Prior to her appointment, she spent fourteen years with American Airlines in progressively more senior positions in the Finance, Airport Operations and Human Resources departments including General Manager,

Logan International Airport from 1991 to 1993, Managing Director, Management Education and Development from 1988 to 1990 and General Manager, Memphis International Airport from 1987-1988. She received her B.B.A. and M.B.A. degrees from Southern Methodist University in 1977 and 1978, respectively.

       Mr. Humenansky was appointed to his current position in August of 1993. Prior to his appointment, he was Vice President for United Energy Services Corporation since 1987 and responsible for the development, quality and client relations of all business areas within the DOE market. Additional experience includes the Nuclear Regulatory Commission, the Institute of Nuclear Power Operations and the U.S. Navy. He received his M.S. from Michigan State University and a B.S. degree in systems engineering from the U.S. Naval Academy.

       Mr. Oliver was appointed to his current position in 1986 after joining the Company in 1983, where he has been responsible for the Company's plant services and engineered products and conceptual system design development. Mr. Oliver received his B.S. degree in Mechanical Engineering from the U.S. Naval Academy in 1968 and a M.S. degree in Engineering Mechanic from the Georgia Institute of Technology in 1969.

       Mr. Warapius was appointed to his current position in January of 1994 following the Company's acquisition of Impell. Since joining the Company in 1979, Mr. Warapius has held various positions of increasing responsibility, most recently as Manager of Projects, Baltimore/Boston/Fort Worth Projects Group where he was responsible for the business development, sales, project execution and management of Impell engineering services for 40 operating nuclear units
located in the Northeast, Middle Atlantic and South Central regions.   Mr.
Warapius received his B.S. degree in Civil Engineering from the University of Notre Dame in 1977 and an M.S. degree in Structural Engineering and Structural Mechanics from the University of California, Berkeley, in 1978.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth compensation paid by the Company for services rendered in the Company's last three completed fiscal years ending January 1, 1995, to the Company's chief executive officer and the four highest paid executives whose total compensation exceeded $100,000.

                         SUMMARY COMPENSATION TABLE (1)


                                                                                         LONG-TERM
                                                   ANNUAL COMPENSATION                  COMPENSATION
                                   --------------------------------------------------   ------------
                                                                                           AWARDS
                                                                                        ------------
                                                                          OTHER
                                                                          ANNUAL          OPTIONS/       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY ($)    BONUS ($)  COMPENSATION ($)    SARS(#)       COMPENSATION
- ---------------------------        ----      ----------    ---------  ----------------    --------      ------------
Ray A. Fortney                     1994       194,074                    17,574 (2)        68,000          2,276 (3)
President and Chief Executive      1993        78,890 (4)                                 125,000
Officer

Michael J. Scholtens               1994       108,746 (5)                21,949 (2)        23,000        109,809 (6)
Former President and               1993       183,750                    36,416 (7)                        1,838 (3)
Chief Executive Officer            1992       175,000                                      20,000          1,750 (3)

David F. Humenansky                1994       186,294                     8,636 (2)        26,000          3,898 (3)
Vice President                     1993        95,250 (8)                                  50,000

John R. Holding                    1994       138,219                    32,377 (9)        41,000          3,265 (3)
Vice President, Chief Financial    1993        68,750 (10)               69,563 (11)       25,000
Officer and Secretary

Kevin C. Warapius                  1994       110,552                    45,051 (12)       11,000          2,457 (3)
Vice President

Thomas W. Oliver                   1994       117,776                    30,798 (13)        6,000          2,970 (3)
Vice President                     1993       121,221                                                      1,339 (3)
                                   1992       119,458                                       3,000          1,593 (3)

- -------------------------

       (1) None of the named executives received compensation reportable under the Restricted Stock Awards or Long-Term Incentive Plan Payouts columns.

       (2) One time payment of accrued vacation balances reflecting change in policy whereby officers do not accrue vacation.

       (3)  Matching contribution to the 401(k) and retirement plan.

       (4) For the period August 9, 1993, the date Mr. Fortney's employment with the Company began, through December 31, 1993.



FOOTNOTES CONTINUED


       (5) For the period January 1, 1994 to July 10, 1994, the date Mr. Scholtens terminated employment with the Company.

       (6) Payment of outplacement fee of $10,500, severance of $96,922, and matching contribution to the 401(k) and retirement plan of $2,387.

       (7) Reimbursement of moving expenses and closing costs in connection with the purchase of a home in the Puget Sound region.

       (8) For the period August 2, 1993, the date Mr. Humenansky's employment with the Company began, through December 31, 1993.

       (9) Reimbursement of federal income tax differential of $22,336 attributable to relocation cost reimbursement, and payment of accrued vacation of $10,041.

       (10) For the period June 16, 1993, the date Mr. Holding's employment with the Company began, through December 31, 1993.

       (11) Reimbursement of $24,670 moving expenses and $44,893 closing costs in connection with the purchase of a home in the Puget Sound region.

       (12) Reimbursement of relocation costs of $32,590, payment of accrued vacation of $12,461.

       (13) Payment of $20,335 to terminate employment agreement and accrued vacation of $10,463.

OPTION GRANTS DURING 1994 FISCAL YEAR

       The following table provides information related to options granted to the named executive officers during 1994.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR
                                   INDIVIDUAL GRANTS                                          OPTION TERM (1)
- --------------------------------------------------------------------------------------   ---------------------------
                                        % OF TOTAL
                                         OPTIONS/
                                       SARS GRANTED      EXERCISE OR
                      OPTIONS/SAR      TO EMPLOYEE          BASE           EXPIRATION
     NAME             GRANTED (2)     IN FISCAL YEAR   PRICE ($/SH.) (3)      DATE          5% ($)         10% ($)
- ----------------   ----------------   --------------   -----------------   ------------   ------------   -----------
Ray A. Fortney         18,000 (4)           4.2%            9.50            1/17/99         47,244         104,397
                       50,000 (5)          11.7%            4.00            8/10/99         55,256         122,102

Michael J.             23,000 (7)           5.4%            9.50            1/17/99         60,368         133,396
Scholtens

David F.                6,000 (4)           1.4%            9.50            1/17/99         15,748          34,799
Humenansky             20,000 (5)           4.7%            4.00            8/10/99         22,103          48,841

John R.                 6,000 (4)           1.4%            9.50            1/17/99         15,748          34,799
Holding                35,000 (5)           8.2%            4.00            8/10/99         38,679          85,471

Kevin C.                6,000 (4)           1.4%            9.50            1/17/99         15,748          34,799
Warapius                5,000 (6)           1.2%            9.25             1/6/99         12,778          28,236


Thomas W.
Oliver                  6,000 (4)           1.4%            9.50            1/17/99         15,748          34,799


- ------------------------
       (1) The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's common stock over the term of the options. These numbers do not take into account certain provisions of the options providing for cancellation of the option following termination of employment.

       (2) Options to acquire shares of common stock.

       (3) The option exercise price may be paid in shares of common stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Human Resources and Compensation Committee in its discretion.

       (4) Options are exercisable July 1, 1995. In March, 1995 the Company announced a repricing program for these options (see Report of the Human Resources and Compensation Committee).



       (5) Options are exercisable with respect to 25% of the shares covered thereby on each of August 10, 1995, 1996, 1997 and 1998.

       (6) Options are exercisable with respect to 25% of the shares covered thereby on each of January 6, 1995, 1996, 1997 and 1998. In March, 1995 the Company announced a repricing program for these options (see Report of the Human Resources and Compensation Committee).

       (7) Options were canceled upon Mr. Scholtens' termination of employment.


OPTION EXERCISES DURING 1994 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

       The following table provides information related to options exercised by the named executive officers during the 1994 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights ("SARs").

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                             FY-END OPTION/SAR VALUE



                                                          NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                               OPTIONS/SARS          IN-THE-MONEY OPTIONS/SARS
                                                               AT FY-END (#)              AT FY-END ($) (1)
                                                       -------------------------------------------------------------
                      SHARES
                    ACQUIRED ON         VALUE
NAME                EXERCISE (#)      REALIZED ($)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
- --------------   ----------------   ----------------   -------------  --------------   ------------   ---------------
Ray A.
Fortney                     --             --              50,000        143,000             --               --

Michael J.
Scholtens                   --             --              92,070             --             --               --

David F.
Humenansky                  --             --              12,500         63,500             --               --

John R.
Holding                     --             --               6,250         59,750             --               --

Kevin C.
Warapius                    --             --                  --         11,000             --               --


Thomas W.
Oliver                      --             --              44,250          7,500             --               --



       (1) The closing price for the Company's common stock as reported by NASDAQ on January 1, 1995 was $3.25. Since the option exercise price for each officer is higher than the market price for the Company's Common Stock, no value is reported in the table.

EXECUTIVE EMPLOYMENT AGREEMENTS

       The Company has executed Executive Employment Agreements with its President and Vice President Messrs. Fortney and Allen, (for purposes of the following discussion, each an "Executive"). The terms of the agreements, summarized below, are substantially identical, except where noted and with respect to base salary, which is disclosed under Compensation.

       Each Executive's employment continues until terminated pursuant to the terms of the agreement. Each Executive may be terminated by the Company if he is disabled for more than 90 days, subject to payment of disability amounts, and for cause, which includes the failure to follow reasonable directives of the Board of Directors, gross malfeasance or flagrant disloyalty to the Company, criminal conduct involving moral turpitude, or deficiency in job performance.

       The Company may also terminate each Executive's employment without cause upon sixty days notice. Each Executive has the right to terminate his employment for good reason, which includes material breach by the Company of its obligations, reduction of base salary or alteration of his duties or responsibilities without his consent, geographic relocation of the Executive or a change in control of the Company.

       If the termination by the Company is for cause or by the Executive without good reason, salary ceases upon termination. If the termination is without cause by the Company or for good reason, each Executive receives severance payments equal to a minimum 70% of base salary (100% if more than 8 years of service with the Company) for 12 months or until the time that Executive is employed on a full-time basis by another employer, plus payment of the prorated portion of incentive bonus that he would have received. Mr. Fortney receives severance payments equal to 100% of base salary for 12 months.

       Each Executive also agreed to refrain from engaging in other business activities in the nuclear utility service industry while employed by the Company. If the Executive terminates his employment without good reason (but not for any other type of termination), the Executive is required to refrain for 12 months from competing with the Company or its subsidiaries on any pending contract, proposal or bid on which the Executive participated while an employee or with respect to which the Executive has confidential information. Each Executive also agreed to maintain the confidentiality of information belonging to, used by, or in the possession of the Company relating to its business, except information available in the public domain.

COMPENSATION OF DIRECTORS AND STOCK OPTIONS FOR NON-EMPLOYEE DIRECTORS

       During the first half of 1994, Directors of the Company, other than Mr. Fortney, were paid a fee of $750 for each Board of Directors meeting they attended, $750 for each committee meeting they attended, and a monthly retainer of $667. Mr. Fortney received compensation as a member of the management of the Company as indicated in the "Summary Compensation Table." During the second half of 1994, no fees were paid to the Directors of the Company. The Chairman of the Board received stock options for 6,000 shares, the Vice Chairman of the Board and the Chairman of the Audit and Finance Committee each received stock options for 5,000 shares. All other members of the Board received stock options for 2,000 shares. All of these options were granted December 7, 1994 at $3.00 per share.

       Each present director of the Company who is not an employee of the Company is an "Eligible Director" for the grant of options under the Company's stock option plans, which plans contain a provision for annual non-discretionary option grants to all non-employee directors. On the first trading day of January of each year, each individual, who is on such date an eligible director, will be granted a nonqualified option to purchase 2,000 shares of the Company's common stock at 100% of the fair market value of the stock on the date of such grant. The grants for 1994 were made on January 3, 1994, at an option price of $9.50.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS

       Officers and directors of the Company and greater than ten percent Shareholders are required to report to the Securities and Exchange Commission (the "Commission") on a timely basis certain changes in their legal or beneficial ownership of the Company's stock. Regulations promulgated by the Commission require the Company to disclose to its Shareholders any reporting violations occurring after May 1, 1991, that came to the Company's attention during the current fiscal year based on a review of the applicable filings required by the Commission to report such changes in legal or beneficial ownership. The Company believes that during the fiscal year ended January 1, 1995, its directors, executive officers, and principal shareholders filed all required forms, except that Mr. Hamilton was late in filing his initial report on Form 3.

REPORT OF HUMAN RESOURCES AND COMPENSATION COMMITTEE

       The Human Resources and Compensation Committee ("Committee") of the Board of Directors is composed entirely of outside directors and is responsible for establishing compensation policies that apply to executives and managers of the Company, including executive officers. All decisions by the Committee relating to the compensation of the Company's executive officers are reviewed by the full Board, except for decisions about awards under the Company's stock option plans, which are made solely by the Committee.

       PHILOSOPHY
       The philosophy of the Company's executive compensation program is that compensation of executive officers, and in particular that of the President, should be directly and materially linked to both operating performance of the Company and to the interests of the Shareholders. In implementing this philosophy, the Company's policies integrate annual base compensation with incentive awards based upon corporate performance and individual initiatives and performance. Measurement of corporate performance is primarily based on Company-wide goals, while measurement of individual initiatives is primarily based on review of individual and division performance goals.

       In years in which performance goals are achieved or exceeded, executive compensation tends to be higher than in years in which performance is below expectations. Annual cash compensation, together with grants of stock options and incentive compensation, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company. Annual increases may also be necessary at times, without reference to performance, to adjust the Company's executive salaries to remain competitive with salaries paid by comparable companies.

       The Company's executive compensation program is composed of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options and various benefits, including medical and profit sharing plans generally available to employees of the Company.

       BASE SALARY
       Base salary levels for the Company's executive officers are set in the context of the Company's total compensation philosophy which is to align executive interests with the Shareholders and make a significant portion of their compensation opportunity contingent upon achieving performance goals. Executive base salaries are generally targeted near the median of companies in the power and environmental services markets and the service segment of general industry companies of comparable revenue size. These companies which are selected with the help of a compensation consultant retained by the Committee differ from the broader group of companies included in the Piper Jaffray Hazardous Remediation Disposal Index used in the stock performance graph which follows this report. Competitive data taken from available private and published survey sources is reviewed annually for this purpose. In determining individual salary levels, the Committee takes into account the executive officer's experience, scope of responsibility, performance level, and relative impact on the Company's success. In 1994, on an overall basis, executive officers' base salaries were targeted at or slightly below the median in the most recent survey. Certain officers' base salary was adjusted in 1994 to reflect a change in position and responsibilities (i.e. Fortney and Cummings) and to respond to competitive pressures and retention issues (i.e. Heitman and Holding).

       The Committee worked with management to respond to the pressures on the Company's compensation structure based on the overall lack of profitability in 1994. Accordingly, in addition to the restructurings in the workforce (see discussion under "restructuring" above), the Committee approved a Company-wide temporary reduction in salary for a period of two months beginning with the pay period June 20 through August 14 in an amount of 10% of the base salary amount for such periods. The Committee and the full Board resolved to forego all cash compensation to the non-management members of the Board of Directors for the second half of 1994. Directors received reimbursements for their expenses during this period. The cash compensation for directors for 1995 will be reinstated at the 1993 levels: $8,000 annual fee and a $750 meeting and committee meeting fee, together with the automatic annual grant of options for 2,000 shares for each director on the first day of business in January.

       ANNUAL INCENTIVE COMPENSATION
       The annual incentive compensation plan is a key element in the Company's pay for performance system and is the vehicle by which executive officers can increase their total compensation. Annual incentive compensation constitutes that portion of executive compensation that is at risk and is dependent on achievement of individual and Company performance objectives. The Company's objectives, which are not specifically weighted, are a combination of operating, financial, and strategic goals (such as profitability, revenue growth, productivity, and cash flow) that are considered to be critical to the Company's short and long-term financial success and its ability to build shareholder value. The Committee establishes Company-wide and individual goals annually with the President. The President develops individual performance goals for the other executives, which goals are approved by the Committee. The amount of the awards paid to executive officers at the end of the year varies depending upon the performance against the established Company-wide, division, and individual goals. In determining the size of the awards, no single performance factor or formula is used because the Committee believes that the rigid application of quantitative performance measures would eliminate the consideration of qualitative factors critical to long-term strategic performance. Determination of awards for the President and other executive officers, however, emphasize overall Company performance. In 1994, the Company-wide performance goals included budgeted levels of revenue growth, net income, and other strategic goals. The Committee determined that because the primary goal of net income was not met in 1994, none of the Company's executive officers would receive any annual incentive compensation for 1994.

       STOCK OPTIONS
       The Company's stock option plans are the long-term incentive for executive officers and key employees. The Committee believes that stock options provide a strong incentive for executives to build shareholder value. The Committee awards stock options to the President and, upon the recommendation of the President, to other executive officers. Individual grants are based upon competitive practices of companies in the service markets described above, the amount of stock options previously granted to the executive, and individual performance as evaluated by the Committee. In January 1994, the Committee issued incentive stock options to a number of former Impell employees to bring the level of incentive option awards to comparable levels with former Pacific Nuclear employees. The Committee determined not to have a cash bonus program for 1994. In lieu of such program, in January 1994 they awarded certain incentive stock options to officers and other key managers of the Company. (Awards to officers in this program are detailed in the compensation charts).
In December 1994, the Committee and the Board of Directors decided to award each director a stock option grant for 2,000 shares at the then market price in recognition of the directors' services for the second half of 1994 without cash compensation. The Committee and Board of Directors recognized the extraordinary time demands upon the Chairman, Vice-Chairman and Chairman of the Audit and Finance Committee during the second half of 1994. Accordingly, the Committee and Board, with the abstention of such directors, approved additional grants of non-qualified options in the amount of 4,000 shares to the Chairman, 3,000 shares each to the Vice-Chairman and Chairman of the Audit and Finance Committee in recognition of such services.

       In February 1995, the Committee recommended and the Board of Directors approved (as required by the 1993 Stock Option Plan) a program for those incentive stock options granted in 1994 to employees formerly with Impell and in lieu of cash bonuses for 1994 performance. Under the repricing program which was announced to the employees in March 1995, the options held by employees still employed by the Company can be repriced at the employees' option at an exercise price of $4.50 per share. The then current market price was $3.00 per share. In consideration of the price change, the vesting schedule would be changed from an eighteen months "cliff vesting" and proportional vesting over four years to 100% "cliff vesting" at January 1, 1998. The Committee debated the merits of repricing incentive options, noted its general opposition to repricing and concluded that on balance the interests of the shareholders would best be served by reinforcing the incentive to the employees with an exercise price within near term achievable levels and in turn receiving an extension of the vesting period to encourage continuity with the Company.

       The Omnibus Budget Reconciliation Act of 1993 places a limit on the amount of certain types of compensation for each of the executive officers which may be tax deductible by the Company beginning in 1994. The Internal Revenue Service recently issued proposed regulations on the deductibility limit. The Company's policy is, primarily, to design and administer compensation plans which support the achievement of long-term strategic objectives and enhance shareholder value and, to the extent possible, to maximize the proportion of compensation expense that is tax deductible by the Company. It is anticipated the new regulations will not result in a limitation for the Company to fully deduct all compensation expense. The Company will continue to monitor these proposed regulations.


                              E. Linn Draper, Jr., Chairman
                              J.E. (Ted) Ardell, III
                              Members of the Human Resources and
                                Compensation Committee

                         STOCK PRICE PERFORMANCE GRAPH

       The graph below compares the Company's five-year cumulative return on its common stock to the similar returns for (a) all U.S. stocks traded under the NASDAQ Index U.S. and (b) the Piper Jaffray Hazardous Waste Remediation/Disposal Index of 38 stocks (including the Company) of companies in the hazardous waste and environmental services industry.

                                  INSERT GRAPH

                                     PART IV

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as to the only persons or groups known by the Company to be the beneficial owners, as defined in Rule 13d-3 of the Securities and Exchange Commission, of more than five percent of the common stock of the Company on March 1, 1995, as well as the Company's directors, the Company's chief executive officer, the Company's four highest paid executives and for all directors and officers as a group.


                                        NUMBER OF              PERCENT OF
NAME AND ADDRESS                        SHARES (1)             CLASS (1)
- ----------------                        ----------             ---------
OWNERS OF MORE THAN 5%

Combustion Engineering, Inc.         1,714,503 (2)               21.8%
900 Long Ridge Road
Stamford, Connecticut 06904

Orien Ventures                         631,685 (3)                8.0%
5520 SW MacAdam Avenue
Suite 112
Portland, Oregon 97201

Cable & Howse Ventures                 582,108 (4)                7.4%
Security Pacific Bank Plaza
777-108th Avenue N.E.
Suite 2300
Bellevue, Washington 98004

ICM Asset Management                   423,000                    5.4%
601 W. Main Avenue
Suite 917
Spokane, WA 99201

                                        NUMBER OF              PERCENT OF
NAME                                    SHARES (1)             CLASS (1)
- ----                                    ----------             ---------

DIRECTORS

J.E. (Ted) Ardell, III                   8,500 (5)                     *
Albert J. Baciocco, Jr.                 25,500 (6)                     *
E. Linn Draper, Jr.                     12,700 (7)                     *
Ray A. Fortney                          71,000 (8)                     *
Elwood D. Howse, Jr.                   582,108 (4)                     7.4%
Edward J. Keith                          4,000 (5)                     *
Anthony J. Miadich                     631,685 (3)                     8.0%

EXECUTIVE OFFICERS FOR FISCAL YEAR 1994

Michael J. Scholtens                   95,000  (9)                     1.2%
David F. Humenansky                    13,800 (10)                     *
John R. Holding                         6,550 (11)                     *
Kevin C. Warapius                       1,250  (5)                     *
Thomas W. Oliver                       44,500 (12)                     *
All Directors and Officers as a group
 (18 persons) (1), (3), (4), (13)        1,591,833                    19.5%


- --------------------------
*       Less than 1%.

       (1) Represents beneficial ownership computed in accordance with Rule 13d-3 which includes shares deemed to be outstanding for purposes of the percentage of ownership by the deemed owner or group but not for purposes of determining the percentage of ownership of any other person or group.

       (2) Combustion Engineering, Inc. is an indirect wholly-owned subsidiary of ABB Asea Brown Boveri Ltd, a Swiss company.

       (3) Includes 615,385 shares held by Orien II, L.P., and 10,500 shares which may be purchased by Mr. Miadich within 60 days of March 1, 1995 pursuant to outstanding stock options. Mr. Miadich may be deemed a beneficial owner of such shares by reason of his position as a partner in Orien II, L.P.
Mr. Miadich shares the power to dispose of and vote the shares held by that partnership with the other general partner. Mr. Miadich disclaims beneficial ownership of the 615,385 shares owned by Orien II, L.P.

       (4) Includes 520,625 shares held by CH Partners III and 18,472 shares held by CH Partners II and 2,000 shares which may be purchased by Mr. Howse pursuant to outstanding stock options within 60 days of March 1, 1995.
Mr. Howse may be deemed a beneficial owner of the shares owned by CH Partners II and III by reason of his position as a general partner of such entities.
Mr. Howse has the sole power to vote 539,097 of these shares, including the shares held by CH Partners III and CH Partners II. Mr. Howse shares the power to dispose of the shares held by those partnerships with the other general partners.

       (5) Represents shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (6) Includes 10,500 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (7) Includes 6,000 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (8) Includes 50,000 shares which may be purchased within 60 days of March 1, 1995 pursuant to outstanding stock options and 1,000 shares owned by Mr. Fortney's parents. Mr. Fortney may be deemed a beneficial owner of such shares.

       (9) Includes 92,070 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (10) Includes 12,500 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (11) Includes 6,250 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (12) Includes 44,250 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       (13) Includes a total of 315,070 shares which may be purchased within 60 days of March 1, 1995, pursuant to outstanding stock options.

       On March 1, 1995, Cede & Co., the nominee of the Depository Trust Company, held of record 4,111,077 shares or 52.4 percent of the outstanding shares of common stock, all of which was held for the accounts of member firms of the New York Stock Exchange, the American Stock Exchange and various institutions participating in the facilities of the Depository Trust Company. The Company has no knowledge that any person owns beneficially five percent or more of the outstanding shares of common stock which are held in the name of Cede & Co.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

         (a) 1. FINANCIAL STATEMENTS                                       PAGE
                                                                           ----

                Report of Ernst & Young LLP, Independent Auditors            25

                Consolidated Statements of Operations for each of the
                three years in the period ended January 1, 1995              26

                Consolidated Balance Sheets at January 1, 1995 and
                December 31, 1993                                            27

                Consolidated Statements of Shareholders' Equity for each
                of the three years in the period ended January 1, 1995       28

                Consolidated Statements of Cash Flows for each of the
                three years in the period ended January 1, 1995              29

                Notes to Consolidated Financial Statements                   30


             2. FINANCIAL STATEMENT SCHEDULES

                    Schedule II - Valuation and Qualifying Accounts is
                filed as a part of this annual report.                       62

                    All other schedules are omitted since the
                required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

             3. EXHIBITS

                    The exhibits listed on the accompanying index to exhibits
                are filed as part of this annual report. See page 61 for index to exhibits.

         (b) REPORTS ON FORM 8-K

                None.

                            VECTRA TECHNOLOGIES, INC.
                                INDEX TO EXHIBITS
                                   ITEM 14(A)


EXHIBIT
NUMBER                              DESCRIPTION                     REFERENCE
- -------------------------------------------------------------------------------
 3.1     Articles of Incorporation as amended  . . . . . . . . . . . . .    C
 3.2     Restated Bylaws as amended  . . . . . . . . . . . . . . . . . .    A
10.1     1983 Amended and Restated Stock Option Plan . . . . . . . . . .    A
10.2     1988 Stock Option Plan as amended . . . . . . . . . . . . . . .    B
10.3     1993 Stock and Incentive Plan . . . . . . . . . . . . . . . . .    C
10.4     Executive Employment Agreement with Kristin L. Allen dated
         April 6, 1992 . . . . . . . . . . . . . . . . . . . . . . . . .    B
10.5     Executive Employment Agreement with Ray A. Fortney dated
         August 1, 1993  . . . . . . . . . . . . . . . . . . . . . . . .    C
 11      Statement regarding computation of per share earnings . . . . .   64
 22      Subsidiaries of the Company . . . . . . . . . . . . . . . . . .   65
 23      Consent of Ernst & Young LLP, Independent Auditors  . . . . . .   66


       Exhibits in the preceding Exhibit Index designated by an alphabetical reference were filed in the report with the same alphabetical reference as indicated below:

(A) Incorporated herein by reference from the Company's Annual Report for 1987 on Form 10-K, filed March 23, 1988.

(B) Incorporated herein by reference from the Company's Annual Report for 1992 on Form 10-K, filed March 30, 1993.

(C) Incorporated herein by reference from the Company's Annual Report for 1993 on Form 10-K, filed March 30, 1994.

       Except as otherwise set forth herein, all exhibits incorporated by reference bear the same exhibit numbers as in the documents from which they are incorporated.

       Copies of Exhibits will be furnished upon written request to Vice President, Finance, VECTRA Technologies, Inc., 1010 South 336th Street, Suite 220, Federal Way, Washington 98003. The cost of all copies is $0.25 per page.

                            VECTRA TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED JANUARY 1, 1995,
                     DECEMBER 31, 1993 AND DECEMBER 31, 1992


                                    BALANCE AT          ADDITIONS          ADDITIONS                             BALANCE AT
                                   BEGINNING OF          DUE TO            CHARGED TO                              END OF
                                     PERIOD            ACQUISITION         OPERATIONS          DEDUCTIONS          PERIOD

Allowance for
contract
adjustments:
                     1994           $  34,349           $ 413,734           $ 178,681           $ 242,421           $ 384,343
                     1993           $      --           $  34,349           $      --           $      --           $  34,349
                     1992           $      --           $      --           $      --           $      --           $      --

Deducted from accounts receivable

                                   SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VECTRA TECHNOLOGIES, INC.

     March 24, 1995                By   /s/ Ray A. Fortney
                                      ---------------------------
                                   Ray A. Fortney
                                   President, Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 24, 1995.

    /s/ Ray A. Fortney             President, Chief Executive Officer and
- ----------------------------       Director (Principal Executive Officer)
   (Ray A. Fortney)

   /s/ John R. Holding             Vice President, Finance and Chief Financial
- ----------------------------       Officer (Principal Financial and Accounting
   (John R. Holding)               Officer)


   /s/ Elwood D. Howse, Jr.        Elwood D. Howse, Jr., Chairman of the Board
- ----------------------------       and Director
   (Elwood D. Howse, Jr.)

   /s/ J. E. Ardell, III           J. E. Ardell, III, Vice Chairman of the
- ----------------------------       Board and Director
   (J. E. Ardell, III)

   /s/ A. J. Baciocco, Jr.         A. J. Baciocco, Jr., Director
- ----------------------------
   (A. J. Baciocco, Jr.)

   /s/ E. Linn Draper, Jr.         E. Linn Draper, Jr., Director
- ----------------------------
   (E. Linn Draper, Jr.)

   /s/ Anthony J. Miadich          Anthony J. Miadich, Director
- ----------------------------
   (Anthony J. Miadich)

   /s/ Edward J. Keith             Edward J. Keith, Director
- ----------------------------
   (Edward J. Keith)