Form 10-Q
period 1995-04-02
VECTRA TECHNOLOGIES INC
filed 1995-05-17
CIK 782379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


___X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED   APRIL 2, 1995

                                      OR

______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934



                 Commission file number   ______0-14618______



                          VECTRA TECHNOLOGIES, INC.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                 Washington                        91-1160888
           --------------------------------------------------------
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization     Identification No.)




            1010 S. 336th Street, Suite 220, Federal Way, WA 98003
           --------------------------------------------------------
                   (Address of principal executive offices)




                                (206) 874-2235
           --------------------------------------------------------
             (Registrant's telephone number, including area code)




                                Not applicable
           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  __X__        No   _____

   There were 7,848,627 shares of common stock outstanding as of April 30, 1995.

ITEM 1. FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 2, 1995 and January 1, 1995
                               (In thousands)


                                   ASSETS
                                   ------


                                                     APRIL 2        JANUARY 1
                                                   -----------      ---------
                                                   (UNAUDITED)      (AUDITED)
Current Assets:
   Cash and cash equivalents                        $  1,723         $  3,427
   Securities available for sale                       1,060              919
   Accounts receivable, net                           27,787           26,211
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                 6,997            3,076
   Inventories                                         1,676            1,426
   Prepaid expenses and other                          1,161              931
                                                    --------         --------
Total current assets                                  40,404           35,990

Property and equipment, at cost, less accumulated
  depreciation of 15,546 at April 2 and 15,027
  at January 1                                        12,731           11,304
Costs in excess of net assets acquired, net of
  accumulated amortization                            28,328           28,638
Licenses, patents and other intangibles at cost,
  net of accumulated amortization                      5,050            5,270
Investments and long-term prepaid costs                2,495            2,647
Other assets                                             312              316
                                                    --------         --------
                                                    $ 89,320         $ 84,165
                                                    --------         --------
                                                    --------         --------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Note payable to bank                             $ 15,200         $ 15,200
   Accounts payable                                    7,701            5,060
   Accrued payroll and related expenses                7,441            7,014
   Other accrued liabilities                           9,630            6,153
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                 8,245            9,122
   Long-term debt due within one year                  2,731            2,712
                                                     -------          -------
Total current liabilities                             50,948           45,261

Long-term debt                                         7,736            8,617

Deferred lease incentive                                 471              487

Shareholders' equity:
Class A preferred stock, 4,100,000 authorized
Common stock, 30,000,000 authorized,
  7,848,627 issued and outstanding (7,848,627
  in 1994)                                            45,402           45,212

Accumulated deficit                                  (15,237)         (15,412)
                                                    --------         --------
Total shareholders' equity                            30,165           29,800
                                                    --------         --------
                                                     $89,320          $84,165
                                                    --------         --------
                                                    --------         --------



                            See accompanying notes.                         2

                           VECTRA TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                 (Unaudited)


                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                             APRIL 2, 1995           APRIL 3, 1994
                                           ------------------     ------------------

Revenues                                        $38,651                 $37,145
Operating costs                                  27,450                  24,559
                                                -------                 -------
Gross profit                                     11,201                  12,586
Research and development expenses                    29                     307
Selling, general and administrative
  expenses                                       10,214                  11,681
                                                -------                 -------
Operating income                                    958                     598
Interest expense, net                               755                     603
                                                -------                 -------
Income (loss) before taxes                          203                      (5)
Income taxes                                         40                      55
                                                -------                 -------
Net income (loss)                               $   163                 $   (60)
                                                -------                 -------
                                                -------                 -------
Net income (loss) per share                     $   .02                 $  (.01)
                                                -------                 -------
                                                -------                 -------
Average shares outstanding                        7,888                   7,633
                                                -------                 -------
                                                -------                 -------


                            See accompanying notes.                         3

                           VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)


                                              THREE MONTHS ENDED      THREE MONTHS ENDED
                                                APRIL 2, 1995           APRIL 3, 1994
                                              ------------------      ------------------
Cash flows from operating activities:
   Net income  (loss)                             $   163                  $    (60)
   Adjustments to reconcile net income
     (loss) to net cash provided from
     operations:
   Depreciation and amortization                    1,589                     1,581
   Increase/(decrease) in cash from changes
     in operating working capital:
      Accounts receivable and billings             (6,374)                   (1,710)

      Inventories and prepaid expenses               (480)                     (967)
      Accounts payable and accrued expenses         6,545                       412
                                                  -------                  --------
      Net cash provided by (used in)
        operating activities                        1,443                      (744)
                                                  -------                  --------
Cash flows from investing activities:
   Payments related to Impell acquisition              --                   (22,479)
   Capital expenditures                            (2,274)                     (863)
   Increases in short-term investments               (129)                     (132)
   Other                                                6                      (376)
                                                  -------                  --------
      Net cash used in investing activities        (2,397)                  (23,850)
                                                  -------                  --------
Cash flows from financing activities:
   Net borrowing under short-term loans                --                    11,671
   Proceeds from long-term debt                        --                    13,962
   Payments on long-term loans                       (750)                   (3,163)
   Proceeds from issuance of common stock              --                     1,999
                                                  -------                  --------
   Net cash provided by  (used in) financing
     activities                                      (750)                   24,469
                                                  -------                  --------
Net decrease in cash                               (1,704)                     (125)
Cash at beginning of period                         3,427                       572
                                                  -------                  --------
Cash at end of period                             $ 1,723                  $    447
                                                  -------                  --------
                                                  -------                  --------

Cash paid for interest                            $   594                  $    180
Cash paid for income taxes                        $     0                  $     86



                            See accompanying notes.                         4

                           VECTRA TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1995 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's fiscal 1994 Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Net income (loss) per share is based upon the weighted average number of common shares outstanding during each period plus the dilutive effect of stock options and warrants. Net income (loss) per share on a fully diluted basis was the same as the primary income per share.

3. NOTE PAYABLE AND LONG-TERM DEBT

In March, 1995, the banks required the Company to reprice the common stock warrants issued in connection with the bank debt at $2.9375 per share. In addition, if the Company fails to raise $10 million cash by June 30, 1995, the warrant price will be further reduced to $.01 per share. The effect of such repricing would be that, upon exercise of these warrants by the banks, the equity and voting power of existing shareholders would be diluted by up to 11% at the $.01 per share purchase price. Based on the new price, the warrant related discount increased by $191,000 which will be recognized as interest expense over the term of the loan.

4. CONTINGENCIES

The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. As of April 2, 1995, the Company has accrued approximately $550,000 for unreported and/or potential losses. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company.

The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

5. RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 financial statements to conform to the current year presentation.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

ACQUISITION

On January 6, 1994 the Company's shareholders approved the purchase of all of the stock of ABB Impell Corporation, ABB Government Services Inc. and ABB Impell Ltd. (the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller"). The acquisition, effective as of midnight December 31, 1993, was completed on January 7, 1994 and was accounted for as a purchase in 1994. The Company also changed its name from Pacific Nuclear Systems, Inc. to VECTRA Technologies, Inc. ("VECTRA" or "the Company"). The purchase price of $31.9 million together with the direct costs of the acquisition were allocated to the fair value of the assets acquired and liabilities assumed. The seller received $14 million in common stock (1,714,503 shares) and the remainder of the purchase price in cash. The purchase price of $31.9 million reflects a reduction of $480,000 for ABB Impell Corporation and ABB Government Services, Inc. that was paid in cash by the Seller in April, 1995 pursuant to an arbitration proceeding. The final purchase price for ABB Impell Ltd. is subject to an immaterial adjustment.

RESULTS OF OPERATIONS

REVENUES

Revenues increased by 4% to $38.7 million for the three months ended April 2, 1995 from $37.1 million during the comparable period in 1994. The increase in revenues is primarily due to the successful completion of an important phase of a full system decontamination contract and increased services for transportation and storage facilities for high level nuclear waste. This increase in revenue was offset by decreases in domestic commercial nuclear engineering services and decreases in activities relating to low level nuclear waste processing due to the completion of a large contract with a client in Korea during 1994.

Most of the Company's contracts are awarded by a competitive bidding process in which a number of firms submit proposals in response to a request for proposals to provide specific products or services. The Company operates in a very competitive industry and, consequently, management is unable to comment on the outlook for future contracts. The Company's ongoing marketing activities include identifying prospective bid requests and requests for proposals. In its target market areas, the Company aggressively pursues such requests.

The Company was informed in April, 1995 that the DOE has awarded a single contract to design a Multi-Purpose Canister (MPC) for the storage and transportation of spent nuclear fuel to a competing team. The Company has protested this award and is currently assessing the short term and long term impact of the loss of this award. The Company continues to aggressively pursue all opportunities in both the commercial and government spent fuel storage markets for its NUHOMS-Registration Trademark- spent fuel dry storage system.

GROSS PROFITS

Each of the Company's contracts is negotiated independently and varies as to profitability. The timing and actual performance by the Company on its major contracts also affect the Company's gross profit margin.

Gross profit decreased by 11% or $1.2 million for the first three months of 1995 compared to the first three months of 1994. Gross profit as a percent of revenues decreased to 29% from 34% for the first quarter of 1995 compared to 1994. Gross profit was affected by both reduced revenues and lower margins in domestic commercial engineering services. Reduced revenues in engineering services are a reflection of the lower demand for outside engineering services by domestic nuclear utilities. Gross margins in engineering services have been impacted by competitive pressures in pricing. Gross margins have also been impacted by the increased services for transportation and storage facilities for high level nuclear waste which are typically lower margin contracts. The decrease was partially offset by increased gross profit and higher margins for decontamination services.

EXPENSES

Research and development expenses decreased for the three month period ending April 2, 1995 compared to the same period in 1994. The majority of the 1994 expense was related to development of the Company's vitrification process Enviroglass-Registered Trademark-, which features thermal treatment and volume reduction of low level radioactive waste into an environmentally stable glass form. In 1994 the Company has moved from R & D activity to the fabrication of vitrification equipment to support client contracts.

Selling, general and administrative expenses, as a percentage of revenues, decreased to 26% for the first three months of 1995 from 31% in the first three months of 1994. Actual selling, general, and administrative expenses decreased $1.5 million during the first quarter of 1995 compared with the first quarter of the prior year. The decrease in primarily attributable to lower levels of overhead expense in the engineering services business resulting from the reductions in staff during 1994.

Net interest expense in the first quarter of 1995 increased compared to the first quarter of 1994 due to higher interest rates. Interest expense includes interest on the term loan and the revolving credit facility as well as amortization of bank fees and warrant-related debt discount.

The effective income tax rate is lower than the statutory tax rate for the three months ended April 2, 1995 due to the use of net operating loss carryforwards. The effective income tax rate is higher than the statutory tax rate for the three months ended April 3, 1994 due to provisions for state income taxes.

NET INCOME (LOSS)

Net income increased to $163,000 in the first three months of 1995 from a net loss of $60,000 in the first three months of 1994. The increase in income is due primarily to increased decontamination services, good performance in services for transportation and storage facilities for high level nuclear waste, and lower levels of overhead expense in the engineering services business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.4 million in the three months ended April 2, 1995 compared to net cash used by operations of $.7 million in the three months ended April 3, 1994. Cash provided by operating activities in the first quarter of 1995 increased compared to the first quarter of 1994 mainly due to increases in accounts payable and other accrued liabilities offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts.

Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

Capital expenditures were $2.3 million in the first three months of 1995 compared to $.9 in the first three months of 1994. The Company's agreement with its banks allows a maximum of $5.8 million in capital expenditures during 1995. The majority of the Company's capital expenditures are for processing equipment for radioactive waste volume reduction, dewatering, and vitrification systems in waste services and decontamination equipment in plant services.
Fuel services has capital requirements primarily for licenses and high level waste transportation equipment. Engineering services has modest capital requirements mainly for computer equipment. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $2.9 million as of quarter end for capital acquisitions to be made during the remainder of 1995. Depending on the capital resources available to the Company, it may make additional capital expenditures during 1995.

The Company has financed its operations, development, and growth from the sale of stock and from bank debt, currently in the form of a revolving credit line of up to $22.5 million secured by receivables and a long term loan. The term loan matures in January, 1999 and the revolving credit facility matures in January, 1996. The interest rate for both loans is the bank's base rate plus 1.0% to 1.5% or the Eurodollar rate plus from 2.0% to 2.5%. The Company also issued warrants to the banks in conjunction with the debt to purchase 830,060 shares of common stock at $8.17 per share which are exercisable through January 1999. In March, 1995, the banks required the Company to reprice the common stock warrants issued in connection with the bank debt at $2.9375 per share.
In addition, if the Company fails to raise $10 million cash by June 30, 1995, the warrant price will be further reduced to $.01 per share. The effect of such repricing would be that, upon exercise of these warrants by the banks, the equity and voting power of existing shareholders would be diluted by up to 11% at the $.01 per share purchase price. The Company has evaluated the warrant related discount based on the new price and has adjusted the value accordingly.

The agreements with the banks specify certain negative, affirmative and financial covenants, including without limitation, covenants with respect to leverage, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company. The Company renegotiated the requirements with the banks in March, 1995 and established new ratios for the quarter ended April 2, 1995 with which it complied.

Borrowings under the revolving credit facility are limited by eligible receivables in the accounts receivable borrowing base. At the end of the quarter, the Company had an unused revolving credit facility of $7.3 million of which $.8 million was available based on the accounts receivable borrowing base. The amount of availability is subject to fluctuation.

Lower than projected cash flows and lower borrowing availability under the revolving credit facility have restricted the Company's ability to fund expenditures and develop its technology. Operations in 1995 are not likely to generate sufficient cash to continue operations and concurrently invest in necessary expenditures for technology development including certain amounts which are contractually committed. As previously disclosed, the Company recognizes its need for additional cash. Management is pursuing plans to raise cash through a sale of certain operating assets. Prior to consummation of such sale, however, the Company may encounter a cash shortfall due to the reasons described above and variations in timing of receipts of cash from operations, resulting in insufficient cash to cover obligations. If the company reaches an agreement to sell the assets, the Company plans to negotiate for additional borrowing until the closing of such sale. If the cash raising activities do not materialize or are delayed, the Company will encounter a cash shortfall around mid-year unless planned capital expenditures and other operating costs can be reduced significantly. The Company is currently developing plans for such circumstances. Management believes that, if the sale of the assets occurs, cash provided by such sale, together with cash generated from operations, will provide sufficient funds to enable to Company to continue operations through December 31, 1995 and beyond.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                       Not applicable.


ITEM 2. CHANGES IN SECURITIES                                   Not applicable.


ITEM 3. DEFAULT UPON SENIOR SECURITIES                          Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Not applicable.


ITEM 5. OTHER INFORMATION

In April, 1995 the Company was notified by the Nasdaq Stock Market, Inc. that the Company may no longer meet the minimum requirements for continued inclusion in The Nasdaq Stock Market-SM-. The Company has applied for a temporary exception to allow continued inclusion until the current cash raising activities are concluded. The Company expects to exceed the Nasdaq minimum requirements and to continue to be listed in The Nasdaq Stock Market-SM-.

The Company has decided to close its corporate office in Federal Way, Washington and to consolidate its corporate and administrative functions into its office in San Ramon, California. John R. Holding, Vice President and Chief Financial Officer, has elected not to relocate with the Company. A transition plan is currently being developed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Third Amendment to the Term Loan Agreement among VECTRA Technologies, Inc., the banks named herein and Banque Paribas as Agent and Banque Nationale de Paris as Managing Agent.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VECTRA TECHNOLOGIES, INC.




Dated _______16, 1995                 By   ________/s/  RAY A. FORTNEY_______
                                            Ray A. Fortney
                                            President
                                            Chief Executive Officer



Dated _______16, 1995                 By   ________/s/  JOHN R. HOLDING______
                                            John R. Holding
                                            Vice President, Finance
                                            Chief Financial Officer