Form 10-Q
period 1995-07-02
VECTRA TECHNOLOGIES INC
filed 1995-08-16
CIK 782379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 1995
                ------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934


Commission file number         0-14618
                          -----------------

                            VECTRA TECHNOLOGIES, INC.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                           91-1160888
         ------------------------------------------------------------
          (State or other jurisdiction        of (IRS Employer
         Incorporation or Organization       Identification No.)

             5000 Executive Parkway, Suite 500, San Ramon, CA 94583
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (510) 275-4500
         -------------------------------------------------------------
           (Registrant's telephone number, including area code)

            1010 South 336th Street, Suite 220, Federal Way, WA 98003
         -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   x        No
                                    ------       -----

     There were 7,833,627 shares of common stock outstanding as of August 8, 1995.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        --------------------


                            VECTRA TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 2, 1995 and January 1, 1995
                                 (In thousands)


                                                                                July 2        January 1
                                                                                ------        ---------
                                                                             (Unaudited)     (Audited)
                                 ASSETS
                                 ------
Current Assets:
  Cash and cash equivalents                                                  $  6,034       $  3,427
  Securities available for sale                                                 1,157            919
  Accounts receivable, net                                                     19,046         26,211
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                           6,513          3,076
  Inventories                                                                   1,396          1,426
  Prepaid expenses                                                                722            931
                                                                             ----------     ----------
Total current assets                                                           34,868         35,990


Property and equipment, at cost, less accumulated depreciation of
  $11,446 at July 2 and $15,027 at January 1                                    9,530         11,304
Costs in excess of net assets acquired,
  net of accumulated amortization                                              26,452         28,638
Licenses, patents and other intangibles at cost,
  net of accumulated amortization                                               4,810          5,270
Investments and long-term prepaid costs                                         2,305          2,647
Other assets                                                                      257            316
                                                                             ----------     ----------
                                                                             $ 78,222       $ 84,165
                                                                             ----------     ----------
                                                                             ----------     ----------

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Note payable to bank                                                       $  8,389       $ 15,200
  Accounts payable                                                              7,910          5,060
  Accrued payroll and related expenses                                          8,043          7,014
  Other accrued liabilities                                                    12,398          6,153
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                    2,561          9,122
  Long-term debt due within one year                                            1,170          2,712
                                                                             ----------     ----------
Total current liabilities                                                      40,471         45,261

Long-term debt                                                                  1,358          8,617

Deferred lease incentive                                                          456            487

Shareholders' equity:
  Class A preferred stock, 4,100,000 authorized                                    --             --
  Common stock, 30,000,000 authorized,
  7,833,627 issued and outstanding (7,848,627 in 1994)                         45,403         45,212
  Accumulated deficit                                                          (9,466)       (15,412)
                                                                             ----------     ----------
Total shareholders' equity                                                     35,937         29,800
                                                                             ----------     ----------
                                                                             $ 78,222       $ 84,165
                                                                             ----------     ----------
                                                                             ----------     ----------

                             See accompanying notes                          2

                            VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)







                                                 Three Months    Three Months    Six Months     Six Months
                                                     Ended           Ended           Ended          Ended
                                                 July 2, 1995    July 3, 1994    July 2, 1995   July 3, 1994
                                                 ------------    ------------    ------------   ------------
Revenues                                             $34,078        $38,023        $72,729        $75,168

Operating costs                                       23,572         26,101         51,022         50,660
                                                 ------------    ------------    ------------   ------------

Gross profit                                          10,506         11,922         21,707         24,508

Research and
  development expenses                                    26            185             55            492

                                                 ------------    ------------    ------------   ------------
Selling, general and
  administrative expenses                             13,268         11,977         23,482         23,658
                                                 ------------    ------------    ------------   ------------

Operating income (loss)                               (2,788)          (240)        (1,830)           358

Other income (expense):

Interest expense, net                                   (804)          (725)        (1,559)        (1,328)

Gain on sale of subsidiary                            10,752             --         10,752             --
                                                 ------------    ------------    ------------   ------------

Income (loss) before taxes                             7,160           (965)         7,363           (970)

Income taxes                                           1,404             55          1,444            110
                                                 ------------    ------------    ------------   ------------

Net income (loss)                                     $5,756        $(1,020)        $5,919        $(1,080)
                                                 ------------    ------------    ------------   ------------
                                                 ------------    ------------    ------------   ------------

Net income (loss) per share                             $.73          $(.13)          $.75          $(.14)
                                                 ------------    ------------    ------------   ------------
                                                 ------------    ------------    ------------   ------------

Average shares outstanding                         7,897,531      7,858,055      7,898,455      7,745,989
                                                 ------------    ------------    ------------   ------------
                                                 ------------    ------------    ------------   ------------

                             See accompanying notes                          3

                            VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)






                                                                Six Months Ended    Six Months Ended
                                                                  July 2, 1995        July 3, 1994
                                                                  ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                                  $5,919             $(1,080)
  Adjustments to reconcile net income (loss)
    to net cash provided from operations:
  Depreciation and amortization                                       3,039               3,232
  Gain on sale of subsidiary                                        (10,752)                 --
  Writedown of fixed assets and intangibles                           2,220                  --
  Decrease in cash from changes in operating
    working capital:
    Accounts receivable and billings                                 (2,521)             (5,915)
    Inventories and prepaid expenses                                    202                (527)
    Accounts payable and accrued expenses                            10,804                  31
                                                                  ------------        ------------
  Net cash provided by (used in) operating activities                 8,911              (4,259)
                                                                  ------------        ------------

Cash flows from investing activities:
  Payments related to Impell acquisition                                559             (23,251)
  Proceeds from sale of subsidiary                                   14,173                  --
  Capital expenditures                                               (5,278)             (2,142)
  Increases in securities available for sale                           (211)             (1,368)
  Other                                                                  50                (568)
                                                                  ------------        ------------
  Net cash used in investing activities                               9,293             (27,329)
                                                                  ------------        ------------

Cash flows from financing activities:
  Net borrowing (repayment) under short-term
    loans                                                            (6,811)             19,871
  Proceeds from long-term debt                                           --              13,962
  Payments on long-term loans                                        (8,786)             (3,914)
  Proceeds from issuance of common stock
  and warrants                                                                            2,007
                                                                  ------------        ------------
  Net cash provided by financing activities                         (15,597)             31,926
                                                                  ------------        ------------

Net increase (decrease) in cash                                       2,607                 338
Cash at beginning of period                                           3,427                 572
                                                                  ------------        ------------
Cash at end of period                                                $6,034                $910
                                                                  ------------        ------------
                                                                  ------------        ------------


Cash paid for interest                                               $1,216                $584
Cash paid for income taxes                                               --                $206


                             (See accompanying notes)                        4

                            VECTRA TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 2, 1995 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's fiscal 1994 Annual Report on Form 10-K.

2.   SALE OF SUBSIDIARY
     Effective June 30, 1995, the Company sold all of the outstanding shares of its wholly owned subsidiary, Plant Services, Inc. to Westinghouse Electric Corporation. The sale price was $19 million less estimated adjustments for billings in excess of costs and estimated earnings on uncompleted contracts and changes in equity of approximately $1.8 million. In addition, there is an earnout provision with a minimum payout of $0.5 million and a maximum payout of $3.6 million over the next three years. The proceeds from the sale were used to reduce the note payable and long-term debt, pay retained liabilities, and pay expenses associated with the transaction.

3.   NOTE PAYABLE AND LONG-TERM DEBT
     In conjunction with the sale of the plant services business the banks reduced the limit on the revolving credit facility from $22.5 million to $12.5 million. Additionally, the banks issued a letter of commitment to provide a $3 million bridge facility to support the Company's capital expenditure program subject to certain conditions. The Company plans to negotiate the terms of this facility with the banks in the near future.

4.   EARNINGS PER SHARE
     Net income (loss) per share is based upon the weighted average number of common shares outstanding during each period plus the dilutive effect of stock options and warrants. Net income (loss) per share on a fully diluted basis was the same as the primary income per share.

5.   CONTINGENCIES
     The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. As of July 2, the Company has accrued approximately

     $604 thousand for unreported and/or potential losses. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company.

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

ITEM 1.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

ACQUISITION AND DIVESTITURE

On January 6, 1994 the Company's shareholders approved the purchase of all of the stock of ABB Impell Corporation, ABB Government Services Inc. and ABB Impell Ltd. (the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller"). The acquisition, effective as of midnight December 31, 1993, was completed on January 7, 1994 and was accounted for as a purchase in 1994. The Company also changed its name from Pacific Nuclear Systems, Inc. to VECTRA Technologies, Inc. ("VECTRA" or "the Company"). The purchase price of $31.9 million together with the direct costs of the acquisition were allocated to the fair value of the assets acquired and liabilities assumed. The seller received $14 million in common stock (1,714,503 shares) and the remainder of the purchase price in cash. The purchase price of $31.9 million reflects a reduction of $480,000 for ABB Impell Corporation and ABB Government Services, Inc. that was paid in cash by the Seller in April, 1995 pursuant to an arbitration proceeding. The final purchase price for ABB Impell Ltd. is subject to a further adjustment which is not material.

On June 30, 1995, the Company sold all the outstanding shares of Plant Services, Inc. to Westinghouse Electric Corporation. Immediately prior to the closing of the transaction, VECTRA Services, Inc. (a wholly owned subsidiary of the Company) contributed all of the assets and substantially all of the liabilities of its chemical cleaning and chemical decontamination business to Plant Services, Inc. The sale price was $19 million less estimated adjustments for billings in excess of costs and estimated earnings on uncompleted contracts and changes in equity of approximately $1.8 million. In addition, the cash received at closing was reduced by $2 million which the parties agreed to deposit into an escrow account in order to finance an environmental remediation plan. Any excess funds in the escrow will be distributed to the Company and used to pay down the term loan. In addition, there is an earnout provision with a minimum payout of $0.5 million and a maximum payout of $3.6 million over the next three years. The proceeds from the sale were used to reduce the note payable and long-term debt, pay retained liabilities, and pay expenses associated with the transaction.

RESULTS OF OPERATIONS

REVENUES
Total revenues decreased 3% to $72.7 million in the first six months of 1995 from $75.2 million in the first six months of 1994. Revenues decreased 10% from $38.0 million for the three months ended July 3, 1994, compared to $34.1 million for the three months ended July 2, 1995. The decrease in revenues for the six month period is primarily due to decreased nuclear engineering services activity and decreases in activity relating to low level nuclear waste services due to the completion of a large contract with a client in Korea during 1994. This decrease was partially offset by increased activity in certain contracts for spent fuel storage systems and a full system decontamination contract. For the three month period ending July 2, 1995, the revenue decrease is attributable to lower level of activity in nuclear engineering and the completion of a steam generator cleaning contract partially offset by increased work on contracts for spent fuel storage systems.

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

Gross profit decreased by 11% or $2.8 million for the first six months of 1995 compared to the first six months of 1994. For the three months ended July 2, 1995, gross profit decreased by 12% or $1.4 million from the comparable period in 1994.

Gross profit was 30% of revenues in the first six months of 1995 compared to 33% in the first six months of 1994. For the three months ended July 2, 1995, gross profit was 31% compared to 31% in the three months ended July 3, 1994. The decline in gross profit dollars for the six month and three month periods is due to lower revenues plus lower gross margins in engineering services and spent fuel storage contracts. The lower engineering services margins reflect competitive pricing pressures. The lower margins for fuel storage contracts reflect the fact that a higher percentage of these contracts are for procurement
which are typically lower margin than labor intensive contracts.    These lower
margins were in part offset by higher margins on decontamination and waste processing contracts including the previously mentioned full system decontamination.

EXPENSES
Research and development expenses decreased for both the six month and three month periods in 1995 compared to 1994. The majority of the 1994 expense was related to development of the Company's vitrification process, Enviroglass-Registered Trademark-, which features thermal treatment and volume reduction of low level radioactive waste into an environmentally stable glass form. In 1995 the Company has moved from R & D activity to the fabrication of vitrification equipment to support client contracts.

Selling, general and administrative expenses, as a percentage of revenues, increased to 32% from 30% for the first six months of 1995 compared to the same period in 1994. For the three month period ended July 2, 1995 selling, general and administrative expense as a percentage of revenues, increased to 39% from 32% for the comparable period in 1994. Actual selling, general, and administrative expenses increased $1.1 million during the first six months of 1995 compared with the first six months of the prior year and $1.3 million during the three months ended July 2, 1995 compared to the three months ended July 3, 1994. The increase in both periods is primarily attributable to severance charges of $1.5 million, asset write-offs of $2.2 million and other charges of $0.2 million taken in June 1995 offset in part by lower levels of overhead expense in the engineering services business resulting from the reductions in staff in 1994.

Net interest expense increased in both the first half of 1995 and the three months ended July 2, 1995 from the comparable periods in 1994 due to higher interest rates. Interest expense includes interest on the long-term debt and the revolving credit facility as well as amortization of bank fees and warrant-related debt discount.

The effective income tax rate is lower than the statutory tax rate for the six months and three months ended July 2, 1995 due to the use of net operating loss carryforwards. The effective income tax rate is higher than the statutory rate for the comparable periods in 1994 due to provisions for state income taxes.

GAIN ON SALE OF ASSETS
Effective June 30, 1995, the Company sold its wholly owned subsidiary, Plant Services, Inc., to Westinghouse Electric Corporation for $19 million less approximately $1.8 million in balance sheet adjustments. The Company also established an environmental escrow in the amount of $2 million. Expenses for the transaction totaled approximately $980,000 and taxes were $1.4 million for a net gain over book value of $9.4 million. Any excess funds from the escrow will be distributed to the Company and will increase the gain on sale.

NET INCOME (LOSS)
Net loss of $1.1 million in the first six months of 1994 improved to net income of $5.9 million in the first six months of 1995. Net loss of $1.0 million in the three months ended July 3, 1994 improved to a net income of $5.8 million in the three months ended July 2, 1995. The increase in income is due primarily to the sale of the plant services business and the cost reduction measures taken in the fourth quarter of 1994 offset in part by the severance, asset write-offs and other charges taken in June 1995.

LIQUIDITY AND CAPITAL RESOURCES
Net cash from operating activities was $8.9 million in the six months ended July 2, 1995 compared to net cash used by operations of $4.3 million in the six months ended July 3, 1994. Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

Capital expenditures were $5.4 million in the six months ended July 2, 1995 compared to $2.1 million in the six months ended July 3, 1994. Capital expenditures were $3.1 million in the three months ended July 2, 1995 compared to $1.3 million in the same period of 1994. The Company's agreement with its banks allows a maximum of $6.8 million in capital expenditures and commitments during the first six months of 1995. The majority of the Company's capital expenditures are for processing equipment for radioactive waste volume reduction, dewatering, and vitrification systems in waste services and decontamination equipment in plant services. Fuel services has capital requirements primarily for licenses and high level waste transportation equipment. Engineering services has modest capital requirements mainly for computer equipment. The largest capital expenditure is to support the Company's vitrification technology, Enviroglass-Registered Trademark-. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $5.8 million as of quarter end for capital acquisitions to be made during the remainder of 1995. Depending on the capital resources available to the Company, it may make additional capital expenditures during 1995.

The Company has financed its operations, development, and growth primarily from bank debt, currently in the form of a revolving credit line secured by receivables and a long term loan. The long-term debt matures in January, 1999 and the revolving credit facility matures in January, 1996. The interest rate for both loans is the bank's base rate plus 1.0% to 1.5% or the Eurodollar rate plus from 2.0% to 2.5%. The Company also issued warrants to the banks in conjunction with the debt to purchase 830,060 shares of common stock at $8.17 per share which are exercisable through January 1999. In March, 1995, the banks required the Company to reprice the common stock warrants issued in connection with the bank debt at $2.9375 per share. Also in March the banks required that if the Company did not raise $10 million in cash by June 30, 1995, the warrant price would be further reduced to $0.01 per share purchase price. This condition was satisfied by the sale of the plant services business which enabled the Company to pay $7.3 million to reduce the long-term debt and $6.6 to reduce borrowings under the revolving credit facility. In connection with the plant services transaction, the banks received a fee of $100,000 and reduced the maximum amount which can be borrowed under the revolving credit facility to $12.5 million.

Additionally, the banks issued the Company a letter of commitment to provide a senior secured six month non-revolving bridge line of credit of up to $3 million to fund capital expenditures subject to certain conditions. The Company expects to negotiate with the banks to put this facility in place.

The agreements with the banks specify certain negative, affirmative and financial covenants, including without limitation, covenants with respect to debt/capital ratio, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company. The Company renegotiated the requirements with the banks and established new ratios for the quarter ended July 2, 1995 with which it complied. The banks charged a $100,000 fee in connection with establishing these covenants. The Company plans to negotiate revised covenants for the second half of 1995 and beyond reflecting the sale of the plant services business, the current outlook for operating performance and capital expenditure requirements.

Borrowings under the revolving credit facility are limited by eligible receivables in the accounts receivable borrowing base. At the end of the quarter, the Company had an unused revolving credit facility of $4.1 million of which $2.9 million was available based on the accounts receivable borrowing base. The amount of availability is subject to fluctuation.

Lower than projected cash flows and lower borrowing availability under the revolving credit facility have restricted the Company's ability to fund expenditures and develop its technology. As previously discussed, operations in 1995 are not likely to generate sufficient cash to continue operations and concurrently invest in necessary expenditures for technology development including certain amounts which are contractually committed. The Company recognizes its need for additional cash. The sale of the plant services business has provided much of the cash required for operations and technology development. Additional cash will be needed, however, and management anticipates that sufficient cash will be provided via a combination of the bridge line of credit from the banks, additional reductions in operating expenses, entering into a joint venture or strategic partnership, and the sale of other assets.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                            Not applicable.


ITEM 2.   CHANGES IN SECURITIES                        Not applicable.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES               Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO
          A VOTE OF SECURITY HOLDERS                   Not applicable.


ITEM 5.   OTHER INFORMATION                            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Fourth Amendment, Fifth Amendment and Sixth Amendment to the Term Loan Agreement, First Amendment to Security Agreement and Intellectual Property Security Agreement among VECTRA Technologies, Inc., the banks named herein and Banque Paribas as Agent and Banque Nationale de Paris as Managing Agent. Third Amendment and Fourth Amendment to Credit Agreement and First Amendment to Security Agreement among VECTRA Technologies, Inc., the banks named herein and Banque Paribas as Agent, Banque Nationale de Paris as Managing Agent and Bank Hapoalim.

     27   Financial Data Schedule

(b) The Company filed a current report on Form 8-K dated June 30, 1995 announcing the sale of its plant services business.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VECTRA TECHNOLOGIES, INC.




     Dated August 11, 1995                 By   /s/  Ray A. Fortney
                                             ------------------------------
                                             Ray A. Fortney
                                             President
                                             Chief Executive Officer



     Dated August 11, 1995                By    /s/  Lynne M. Heitman
                                             ------------------------------
                                             Lynne M. Heitman
                                             Vice President, Finance
                                             Chief Financial Officer