Form 10-Q
period 1995-10-01
VECTRA TECHNOLOGIES INC
filed 1995-11-16
CIK 782379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
               ENDED OCTOBER 1, 1995
                     ---------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------    SECURITIES EXCHANGE ACT OF 1934


Commission file number         0-14618
                          ------------

                             VECTRA TECHNOLOGIES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


               Washington                              91-1160888
    ----------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS Employer
     Incorporation or Organization                  Identification No.)


            5000 Executive Parkway, Suite 500, San Ramon, CA 94583
    ----------------------------------------------------------------------
                  (Address of principal executive offices)

                              (510) 275-4500
    ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)


    ----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                               -------

There were 7,833,627 shares of common stock outstanding as of November 10, 1995.


                             See accompanying notes

                            VECTRA TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       October 1, 1995 and January 1, 1995
                                 (In thousands)

                                                                        October 1               January 1
                                                                        ---------               ---------
                                                                       (Unaudited)              (Audited)
                                ASSETS
                                ------
Current Assets:
     Cash and cash equivalents                                            $4,250                  $3,427
     Securities available for sale                                         1,102                     919
     Accounts receivable, net                                             22,301                  26,211
     Costs and estimated earnings in excess of
          billings on uncompleted contracts                                3,968                   3,076
     Inventories                                                           1,605                   1,426
     Prepaid expenses                                                        631                     931
                                                                        ----------              ----------
Total current assets                                                      33,857                  35,990

Property and equipment, at cost, less accumulated depreciation of
     $11,446 at October 1 and $15,027 at January 1                        12,839                  11,304
Costs in excess of net assets acquired,
     net of accumulated amortization                                      26,153                  28,638
Licenses, patents and other intangibles at cost,
     net of accumulated amortization                                       4,592                   5,270
Investments and long-term prepaid costs                                      888                   2,647
Other assets                                                                 257                     316
                                                                        ----------              ----------
                                                                          78,586                 $84,165
                                                                        ----------              ----------
                                                                        ----------              ----------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
     Note payable to bank                                                $11,889                 $15,200
     Accounts payable                                                      9,696                   5,060
     Accrued payroll and related
     expenses                                                              7,771                   7,014
     Other accrued liabilities                                             7,924                   6,153
     Billings in excess of costs and estimated earnings
          on uncompleted contracts                                         2,506                   9,122
     Long-term debt due within one year                                    1,748                   2,712
                                                                        ----------              ----------
Total current liabilities                                                 41,534                  45,261

Long-term debt                                                             2,171                   8,617

Deferred lease incentive                                                     440                     487

Shareholders' equity:
     Class A preferred stock, 4,100,000 authorized                            --                      --
     Common stock, 30,000,000 authorized,
          7,833,627 issued and outstanding (7,848,627 in 1994)            45,894                  45,212
     Accumulated deficit                                                 (11,453)                (15,412)
                                                                        ----------              ----------
Total shareholders' equity                                                34,441                  29,800
                                                                        ----------              ----------
                                                                          78,586                 $84,165
                                                                        ----------              ----------
                                                                        ----------              ----------


                             See accompanying notes                           1

                            VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                    Three Months          Three Months       Nine Months       Nine Months
                                       Ended                 Ended              Ended             Ended
                                   October 1, 1995       October 2, 1994    October 1, 1995   October 2, 1994
                                   ---------------       ---------------    ---------------   ---------------
Revenues                                24,047                $32,494            96,776           $107,662

Operating costs                         17,649                 20,762            68,671             71,422
                                   ---------------       ---------------    ---------------   ---------------
Gross profit                             6,398                 11,732            28,105             36,240

Research and
   development expenses                     39                    752                94              1,244

Selling, general and
   administrative expenses               8,170                 10,221            31,652             33,879
                                   ---------------       ---------------    ---------------   ---------------
Operating income (loss)                 (1,811)                   759            (3,641)             1,117

Other income (expense):

Interest income (expense), net            (639)                 (716)            (2,198)            (2,044)

Gain on sale of subsidiary                  --                    --             10,752                 --
                                   ---------------       ---------------    ---------------   ---------------
Income (loss) before taxes              (2,450)                   43              4,913               (927)

Income tax provision (benefit)            (532)                   20                912                130
                                   ---------------       ---------------    ---------------   ---------------
Net income (loss)                      $(1,918)                  $23             $4,001            $(1,057)
                                   ---------------       ---------------    ---------------   ---------------
                                   ---------------       ---------------    ---------------   ---------------
Net income (loss) per share             $(0.24)                $0.00              $0.51             $(0.14)
                                   ---------------       ---------------    ---------------   ---------------
                                   ---------------       ---------------    ---------------   ---------------
Average shares outstanding           7,898,000             7,859,000          7,898,000          7,784,000
                                   ---------------       ---------------    ---------------   ---------------
                                   ---------------       ---------------    ---------------   ---------------


                             See accompanying notes                            2

                            VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                          Nine Months Ended        Nine Months Ended
                                                           October 1, 1995          October 2, 1994
                                                           ---------------          ---------------
Cash flows from operating activities:
  Net income (loss)                                             $4,001                  $(1,057)
  Adjustments to reconcile net income (loss)
     to net cash provided by operations:
  Depreciation and amortization                                  4,096                    4,657
  Gain on sale of subsidiary                                   (10,752)                     --
  Loss on sale of investments                                      156                      --
  Writedown of fixed assets and intangibles                      2,220                      --
  Changes in operating
          working capital:
          Accounts receivable and billings                      (3,286)                   4,801
          Inventories and prepaid expenses                          84                      (65)
          Accounts payable and accrued expenses                  8,024                   (2,065)
                                                             -----------              -----------
  Net cash provided by  operating activities                     4,543                    6,271
                                                             -----------              -----------
Cash flows from investing activities:
  Payments related to Impell acquisition                           559                  (23,386)
  Proceeds from sale of subsidiary                              14,173                      --
  Proceeds from sale of investments                              1,150
  Capital expenditures                                          (9,120)                  (3,229)
  Increases in securities available for sale                      (150)
  Other                                                            609                     (563)
                                                             -----------              -----------
  Net cash provided by (used in) investing activities            6,662                  (28,511)
                                                             -----------              -----------
Cash flows from financing activities:
  Net borrowing  (repayment)  under short-term
    loans                                                       (3,311)                  11,871
  Proceeds from long-term debt                                   2,000                   13,962
  Payments on long-term loans                                   (9,071)                  (4,664)
  Proceeds from issuance of common stock
    and warrants                                                    --                    2,006
                                                             -----------              -----------
  Net cash provided by (used in) financing activities          (10,382)                  23,175
                                                             -----------              -----------

Net  increase (decrease) in cash                                   823                      935
Cash at beginning of period                                      3,427                      572
                                                             -----------              -----------
Cash at end of period                                           $4,250                   $1,507
                                                             -----------              -----------
                                                             -----------              -----------


Cash paid for interest                                          $1,790                   $1,100
Cash paid for income taxes                                        $712                     $210


                             See accompanying notes                           3

                            VECTRA TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 1, 1995 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's fiscal 1994 Annual Report on Form 10-K.

2.   SALE OF SUBSIDIARY
     Effective June 30, 1995, the Company sold all of the outstanding shares of its wholly owned subsidiary, Plant Services, Inc. to Westinghouse Electric Corporation. The sale price was $19 million less approximately $1.8 million in adjustments for billings in excess of costs and estimated earnings on uncompleted contracts and changes in equity.. Of the $19 million sale price, $2 million was placed in an escrow account to finance an environmental remediation plan. Management expects that at least $1 million of this amount will be released from escrow and any such amounts will be recognized as income when released. In addition, there is an earnout provision with a minimum payout of $0.5 million and a maximum payout of $3.6 million over the three years following the sale. The proceeds from the sale were used to reduce the note payable and long-term debt, pay retained liabilities, and pay expenses associated with the transaction.

3.   NOTE PAYABLE AND LONG-TERM DEBT
     In conjunction with the sale of the plant services business the banks reduced the limit on the revolving credit facility from $22.5 million to $12.5 million. In September the company negotiated a $3.0 million addition to the long-term debt facility to be used for capital expenditures and working capital. As of October 1, 1995 the company borrowed $2.0 million of this facility.

4.   EARNINGS PER SHARE
     Net income (loss) per share is based upon the weighted average number of common shares outstanding during each period plus the dilutive effect of stock options and warrants. Net income (loss) per share on a fully diluted basis was the same as the primary income (loss) per share.

5.   CONTINGENCIES
     The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. As of October 1, the Company has accrued approximately $548,000 for unreported and/or potential losses. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company.

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

On June 30, 1995, the Company sold all the outstanding shares of Plant Services, Inc., its chemical cleaning and chemical decontamination business, to Westinghouse Electric Corporation. The sale price was $19 million less adjustments for billings in excess of costs and estimated earnings on uncompleted contracts and changes in equity of approximately $1.8 million. In addition, the cash received at closing was reduced by $2 million which the parties agreed to deposit into an escrow account in order to finance an environmental remediation plan. Any excess funds in the escrow will be distributed to the Company and used to pay down the term loan. Cash will be retained in the escrow account until further work is completed. In addition, there is an earnout provision with a minimum payout of $0.5 million and a maximum payout of $3.6 million over the three years following the sale. The proceeds from the sale were used to reduce the note payable and long-term debt, pay retained liabilities, and pay expenses associated with the transaction.

RESULTS OF OPERATIONS

REVENUES
Revenues decreased 10% or $10.9 million from $107.7 million in the first nine months of 1994 to $96.8 million in the first nine months of 1995. For the three month period, revenues decreased by 26% or $8.5 million from $32.5 million in 1994 to $24.0 million in 1995. The decrease in revenues for the nine month period is attributable to a substantial decrease in nuclear engineering activity, the sale of the plant services business, and lower sales in the waste services business relating to the completion of a large contract with a client in Korea during 1994 offset in part by higher revenues from a spent fuel storage system contract.

For the three month period ended October 1, 1995, the revenue decrease is due to the decrease in nuclear engineering services and the sale of the plant services business partially offset by increases in low-level waste processing activity and the spent fuel storage system contract.

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

GROSS PROFIT
Each of the Company's contracts is negotiated independently and varies as to profitability. The timing and actual performance by the Company on its major contracts also affect the Company's gross profit.

Gross profit decreased by 22% or $8.1 million for the first nine months of 1995 compared to the first nine months of 1994. For the three months ended October 1, 1995, gross profit decreased $5.3 million or 45% from the comparable period in 1994. Gross profit as a percent of revenues was 29% for the first nine months of 1995 compared to 34% in the first nine months of 1994. For the three months ended October 1, 1995, gross profit was 27% of revenues compared to 36% in 1994.

The decline in gross profits for the nine month period is primarily due to lower revenues and lower gross profit as a percent of revenues in the nuclear engineering business plus lower gross profit as a percent of revenue in the waste processing business. The lower gross profitin the nuclear engineering business reflects competitive pricing pressures plus the impact of a temporary salary reduction in 1994. For the three month period ended October 1, 1995, the decrease in gross profit is primarily due to lower revenues and gross as a percent of revenues in nuclear engineering and the sale of the plant services business as well as lower gross profitas a percent of revenues in the low-level waste services and spent fuel storage system businesses.

EXPENSES
Research and development expenses were down for both the nine month and three month periods in 1995 compared to 1994. The majority of the 1994 expense was related to development of the Company's vitrification process, Enviroglass-Registered Trademark-, which features thermal treatment and volume reduction of low level radioactive waste into an environmentally stable glass form. In 1995, the Company has moved from research and development activity to the fabrication of vitrification equipment to support client contracts.

Selling, general and administrative expenses decreased to $8.2 million for the three month period ended October 1, 1995, compared to $10.2 million for the comparable period in 1994. For the nine month period in 1995, selling, general and administrative expense decreased to $31.7 million from $33.9 million in 1994. These decreases reflect the lower level of overhead expense in the engineering services business resulting from the reductions in staff at the end of 1994 and in mid 1995.

Selling, general and administrative expense, as a percentage of revenues, increased to 33% from 31% for the first nine months of 1995 compared to the same period in 1994. For the three month period ended October 1, 1995, selling, general and administrative expense, as a percentage of revenues, increased to 34% from 31% for the comparable period in 1994. In both instances, these increases reflect revenue declines more than offsetting the decreases in expense levels.

Net interest expense for the nine months ended October 1, 1995, increased by $154,000 or 8% over the comparable period in 1994. For the three months ended October 1, 1995 interest expense decreased by $77,000 or 11%. These variances reflect higher interest rates in 1995 versus 1994 and lower average borrowing levels in 1995, especially in the third quarter as a result of the partial repayment of the long-term and the revolving credit facilities with the proceeds of the plant services sale. Interest expense includes interest on the long-term debt and the revolving credit facility as well as amortization of bank fees and warrant-related debt discount.

The effective income tax rate is lower than the statutory tax rate for the nine months ended October 1, 1995 due to the use of net operating loss carryforwards. The benefit for income taxes for the three months ended October 1, 1995 reflects the company's updated 1995 forecast and the resultant tax liability. The effective income tax rate is higher than the statutory rate for the comparable periods in 1994 due to provisions for state income taxes.

GAIN/(LOSS) ON SALE OF ASSETS
Effective June 30, 1995, the Company sold its wholly owned subsidiary, Plant Services, Inc., to Westinghouse Electric Corporation for $19 million less approximately $1.8 million in adjustments. The Company also established an environmental escrow in the amount of $2 million. Expenses for the transaction totaled approximately $980,000. Any excess funds from the escrow will be distributed to the Company and will increase the gain on sale. Management expects that at least $1 million of this amount will be released from escrow and any such amounts will be recognized as income when released.

In September 1995 the company sold its 10% ownership in Recytec America, Inc. to Recytec, S.A. for $1.15 million resulting in a loss of $156,000 which is included in the third quarter 1995 selling, general and administrative expense. These shares had been issued to VECTRA in connection with the sale of Alaron Corporation to Recytec S.A. in August 1991.

NET INCOME (LOSS)
Net loss of $1.1 million in the first nine months of 1994 improved to net income of $4 million in the first nine months of 1995. Net income of $23,000 in the three months ended October 2, 1994 declined to a net loss of $1.9 million in the three months ended October 1, 1995. The increase in income for the nine month period is due primarily to the sale of the plant services business and the cost reduction measures taken in the fourth quarter of 1994 offset in part by the employee severance, asset write-offs and other charges taken in June 1995. The decrease in earnings in the third quarter of 1995 compared to the third quarter of 1994 reflects the lower revenues and lower gross margin as a percent of revenues offset partially by lower selling, general and administrative expense and the reversal of $0.5 million of income tax accrual.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operations was $4.5 million in the nine months ended October 1, 1995 compared to net cash provided by operations of $6.3 million in the nine months ended October 2, 1994.

Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

Capital expenditures were $9.1 million in the nine months ended October 1, 1995 compared to $3.2 million in the nine months ended October 2, 1994. Capital expenditures were $3.7 million in the three months ended October 1, 1995 compared to $1.2 million in the same period of 1994. The Company's agreement with its banks allows a maximum of $10.8 million in capital expenditures and commitments during the first nine months of 1995. The majority of the Company's capital expenditures are for processing equipment for radioactive waste volume reduction, dewatering, and vitrification systems in waste services. Fuel services has capital requirements primarily for licenses and high-level waste transportation equipment. Engineering services has modest capital requirements mainly for computer equipment. The largest capital expenditure is to support the Company's vitrification technology, Enviroglass-Registered Trademark-. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $2.5 million as of October 1, 1995 for capital acquisitions to be made during the remainder of 1995. Depending on the capital resources available to the Company, it may make additional capital expenditures during 1995.

The Company has financed its operations, development, and growth primarily from bank debt, currently in the form of a revolving credit line secured by receivables and a long term loan. The long-term debt matures in January, 1999 and the revolving credit facility matures in January, 1996. The interest rate for both loans is the bank's base rate plus 1.0% to 1.5% or the Eurodollar rate plus from 2.0% to 2.5%. The Company also issued warrants to the banks in conjunction with the debt to purchase 830,060 shares of common stock at $8.17 per share which are exercisable through January 1999. These warrants were repriced to $2.9375 per share in March, 1995. On June 30, 1995 the company used the proceeds of the plant services transaction to repay $7.3 million of the long-term debt and $6.6 million of the revolving credit facility. In connection with this transaction, the banks received a fee of $100,000 and reduced the maximum amount which can be borrowed under the revolving credit facility to $12.5 million.

In September, 1995 the Company negotiated a $3.0 million addition to the term loan to be used for capital expenditures and working capital. This additional facility matures March 31, 1996 and carries an interest rate of the bank's base rate plus 3%. This facility requires the payment of a $150,000 fee to the banks to be made at the earlier of raising sufficient new capital to repay the long-term debt or March 31, 1996 and carries a .25% per annum unused facility fee. The banks will also receive warrants equal to 2% of the Company's outstanding common stock for each $1 million borrowed under this facility for a possible total of 6% of the company's stock. The company can reduce this amount to a total of 3% through accelerated repayment of borrowings under this facility. The exercise price of these additional warrants is $0.01 per share. As of October 1, 1995 the Company had recorded the issuance of warrants to purchase 313,944 shares of common stock in connection with borrowings of $2 million under this facility. In addition, if the company a) has not repaid the outstanding balance under the long-term debt facility by March 31, 1996 or b) has not signed a letter of intent or equivalent by December 31, 1995 to generate sufficient cash to repay its outstanding balance, then the exercise price of the bank's previously issued warrants will be reduced to $0.01 per share.

The agreements with the banks specify certain negative, affirmative and financial covenants, including without limitation, covenants with respect to debt/capital ratio, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company. The Company renegotiated the requirements with the banks and established new ratios for the quarter ended October 1, 1995 with which it complied.

Borrowings under the revolving credit facility are limited by eligible receivables in the accounts receivable borrowing base. At the end of the quarter, the Company had an unused revolving credit facility of $0.7 million all of which was available based on the accounts receivable borrowing base. The amount of availability is subject to fluctuation.

Lower than projected cash flows, lower borrowing availability under the revolving credit facility and the requirement to utilize a substantial amount of the proceeds from the sale of the plant services business to repay the long-term debt have restricted the Company's ability to fund expenditures and develop its technology. As previously disclosed, operations in 1995 will not generate sufficient cash to continue operations including certain capital expenditures which are contractually committed as well as concurrently invest in necessary expenditures for technology development. The sale of the plant services business enabled the company to reduce the note payable and long-term debt and provided much of the cash required for operations and technology development. Additional cash will be needed; however, management anticipates that sufficient cash will be provided through additional reductions in operating expenses, entering into a joint venture or strategic partnership, or the sale of other assets. The company also intends to explore alternatives for raising capital through preferred stock or a rights offering.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Nuclear Assurance Corp. ("NAC") has filed suit against VECTRA Technologies, Inc. ("VECTRA") in federal district court in Georgia alleging infringement of certain patents held by NAC. The lawsuit alleges that VECTRA's NUHOMS-Registered Trademark- system and its NUHOMS MP-187 cask system infringe upon NAC's design and utility patents. VECTRA has filed an answer to the complaint denying infringement and challenging the validity of the NAC patents. VECTRA had previously received an opinion from patent counsel that VECTRA's NUHOMS systems do not infringe on NAC's utility patent. The company continues to believe that its NUHOMS and NUHOMS MP-187 casks do not infringe upon NAC's patents and intends to vigorously contest the lawsuit.

ITEM 2.   CHANGES IN SECURITIES                                  Not applicable.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES                         Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    Not applicable.


ITEM 5.   OTHER INFORMATION

     Lynne M. Heitman, Vice President and Chief Financial Officer, has resigned from the Company effective November 18, 1995. The Company has initiated a search to fill this position. John R. Holding, a former Chief Financial Officer of the company, has agreed to serve as Chief Financial Officer in the interim.



ITEM 6. EXHIBITS

(a)  Exhibits

     10.1 Amended and Restated Term Loan Agreement among VECTRA Technologies, Inc. the banks named herein and Banque Paribas as Agent and Banque Nationale de Paris as Managing Agent.

     10.2 First Amendment to Amended and Restated Term Loan Agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VECTRA TECHNOLOGIES, INC.




     DATED NOVEMBER 14, 1995            By          /s/  Ray A. Fortney
                                             ------------------------------
                                             Ray A. Fortney
                                             President
                                             Chief Executive Officer



     DATED NOVEMBER 14, 1995            By          /s/  Lynne M. Heitman
                                             ------------------------------
                                             Lynne M. Heitman
                                             Vice President, Finance
                                             Chief Financial Officer