Form 10-K405
period 1995-12-31
VECTRA TECHNOLOGIES INC
filed 1996-04-15
CIK 782379

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

             [ ]   TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

                     Commission File number:   0-14618

                         VECTRA TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)

          WASHINGTON                                   91-1160888
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

             5000 EXECUTIVE PARKWAY, SUITE 500, SAN RAMON, CA 94583
             (Address of principal executive offices)       (Zip Code)

         Registrant's telephone number, including area code:(510) 275-4500

         Securities registered pursuant to section 12(b) of the Act:
                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
      -------------------                          ---------------------
             NONE                                           NONE

Securities registered pursuant to section 12(g) of the Act:  COMMON STOCK
                                                           (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant is $12,239,886 based on the closing price as quoted on the over-the-counter market on March 1, 1996.

There were 7,833,527 shares of common stock outstanding as of March 1, 1996.

                          VECTRA TECHNOLOGIES, INC.

                       1995 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
     Item 1.  Business............................................................   3
        Commercial Nuclear Utility Market.........................................   3
        DOE Nuclear Market........................................................   4
        Business..................................................................   4
        Fuel Services.............................................................   5
        Waste Services............................................................   6
        Engineering Services......................................................   7
        Clients...................................................................   8
        Foreign Operations........................................................   8
        Competitors...............................................................   8
        Contracts.................................................................   8
        Insurance.................................................................   9
        Proprietary Technology....................................................  10
        Employees.................................................................  10
        Government Regulation.....................................................  10
     Item 2.  Properties..........................................................  12
     Item 3.  Legal Proceedings...................................................  12
     Item 4.  Submission of Matters to a Vote of Security Holders.................  12

PART II
     Item 5.  Market for Registrants' Common Stock and Related Stockholder........  13
     Item 6.  Selected Financial Data.............................................  14
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................  15
                Acquisition.......................................................  15
                Divestitures......................................................  15
                Results of Operations.............................................  16
                Liquidity and Capital Resources...................................  18
     Item 8.  Financial Statements and Supplementary Data.........................  21
     Item 9.  Changes in and Disagreements With Accountants on Accounting and
                   Financial Disclosure...........................................  38

PART III
     Item 10.  Directors and Executive Officers...................................  38
     Item 11.  Executive Compensation.............................................  41

PART IV.
     Item 12.   Security Ownership of Certain Beneficial Owners, Directors and
                 Executive Officers...............................................  50
     Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.....  52


                                   PART I

ITEM 1.  BUSINESS

                             INDUSTRY OVERVIEW

COMMERCIAL NUCLEAR UTILITY MARKET

Over one hundred of the world's more than four hundred operating commercial nuclear power plants are located in the United States and are owned by approximately fifty utilities. While nuclear power plant construction continues in many countries, in the United States the last newly constructed plant has been placed into operation and no new plant construction is currently anticipated. As a result, the U.S. market has shifted from new plant design and construction to the retrofit-design, maintenance, efficiency enhancement, and decommissioning of currently operating plants. This shift has resulted in an increased demand for engineered products and engineering services relating to high level waste management (dry spent fuel transportation and storage); low level radioactive waste handling and processing; and operations, maintenance and operating efficiency enhancements. The decommissioning process also requires significant management, planning and design of specifically engineered equipment for the processing, packaging, storing and transporting of high and low level radioactive waste.

HIGH LEVEL RADIOACTIVE WASTE High level radioactive waste, principally spent nuclear fuel assemblies, requires specialized systems for handling, transport and storage. The U.S. government is contractually obligated through the Nuclear Waste Policy Act to take title and possession of spent nuclear fuel from utilities by 1998. Currently, plans for a permanent repository have suffered a series of delays and the U.S. Department of Energy (the "DOE") has estimated that such a facility will not be ready before 2010. Until a federally-sited interim or permanent storage facility is available for commercial spent fuel, nuclear power utilities continue to store their spent fuel in pools within the reactor plants. Most spent fuel pools were not designed to accommodate all fuel assemblies required for the life of a plant and plants must develop additional fuel storage facilities as they approach their spent fuel pool storage capacity. The Nuclear Regulatory Commission (the "NRC") has recommended dry spent fuel storage as the preferred solution to this on-site capacity requirement.

The industry's preferred solution for on-site dry fuel storage calls for NRC licensed storage and transportation systems consistent with the DOE multi-purpose canister concept, which consists of canister-based systems suitable for both the storage and the transport of spent fuel. The DOE's independent development of a standardized multi-purpose canister system for receipt, storage, and transportation of spent fuel has been de-funded and legislation is pending directing the DOE to utilize NRC licensed, commercially available systems. Additionally, these NRC licensed, canister-based storage and transportation systems are required when emptying a plant's spent fuel pool during decommissioning.

LOW LEVEL RADIOACTIVE WASTE Nuclear power plants, and to a lesser extent businesses, hospitals, and universities, generate and must dispose of various types of low level radioactive waste. This low level waste is primarily composed of various liquids, resins and solids generated during normal operations. Typical of this type of waste are system decontamination liquids; ion exchange resins and other filter media; and contaminated protective clothing and other solid materials.

Historically, low level wastes were encased, untreated, in cementous material and disposed of at three commercially-operated shallow land burial disposal facilities for civilian low level radioactive waste in the states of Nevada, South Carolina, and Washington. The disposal facility in Nevada has been closed, and the facility in South Carolina, previously scheduled for closure in 1995, has remained open. Additional disposal/storage is at a premium due to unfavorable public opinion in the siting of new disposal facilities. In addition to fewer sites now available, stricter environmental regulations and changes in the regulations concerning the use of these previously relatively inexpensive shallow land burial sites have dramatically increased the cost to the producer for ultimate waste disposal.

This current situation now requires economically viable, engineered products and engineering services for the processing, recycling, volume reduction and disposal of low level radioactive wastes. Additionally, environmental protection concerns require the need for a truly stabilized waste product, since the effectiveness of previous practices of cement solidification and burial have been the subject of technical debate.

SPECIALIZED ENGINEERING SERVICES, Today's energy marketplace is becoming increasingly competitive, despite the decline in construction of new plants This is the result of Congressional adoption in 1978 of the Public Utility Regulatory Policies Act that allowed Independent Power Producers (as defined in that law) to enter the market. Competition further intensified with approval of the Energy Policy Act of 1992, which opened access to the utility-owned transmission lines for bulk power purchases. The evolution from a regulated monopoly to managed competition has created an operating environment focused on low cost production techniques. Due to the high fixed cost structure inherent in nuclear power generation, nuclear utilities have become increasingly focused on implementing cost reduction programs and efficiency enhancing measures. Significant needs exist for specialized engineering services tailored to providing solutions which result in lower operating and maintenance costs.

Specialized engineering services currently required by the nuclear industry consist of: (1) the design and analysis of systems, whether new or retrofitted, which are often required as a result of new regulations or, increasingly in recent years, are in response to utilities' efforts to improve operating efficiencies, reduce costs and extend operating life of plants; and (2) programmatic analysis of systems, procedures, or issues in response to regulatory, industry or economic concerns.

U.S. DEPARTMENT OF ENERGY NUCLEAR MARKET

The DOE's primary mission has changed since the end of the Cold War to environmental remediation, management, and restoration. At the majority of their facilities, the DOE is concerned with cleanup activities instead of weapons production. As a result, substantial demand exists in this marketplace for high level and low level radioactive waste management products and services. Many of the more than fifty DOE sites have numerous facilities that are thirty to forty years old and must be converted to new missions or transitioned to a shutdown condition. Additionally, new rules are to be issued over the next three years that will require the remaining operating facilities to meet current design, construction, operating and environmental standards.

The DOE market needs are similar to the commercial market's requirements.
The DOE sites contain a significant amount of spent nuclear fuel that must be conditioned and stored. The major market opportunities that exist for fuel storage and transportation are the K-Basin fuel at Hanford, the Navy spent fuel at Idaho National Energy Laboratories, and the foreign research reactor fuel at Savannah River. The DOE sites also contain vast quantities of unprocessed low level waste products stored in tanks and basins which require treatment and disposal similar to those in the commercial market. This market includes the cleanup of waste at all DOE sites and represents a major market growth area. Additionally, the revised DOE mission will create a demand for specialty engineering services, such as fire protection, seismic, quality, safety and environmental engineering.

BUSINESS

VECTRA Technologies, Inc. ("VECTRA" or the "Company") operates in one business segment which is the nuclear market. In this market, the Company provides high level and low level radioactive waste systems and services and specialized engineering services to commercial nuclear power plants worldwide and to the DOE in the U.S. The Company offers technology-based solutions for the maintenance and operation of commercial nuclear power plants through (1) the handling, transportation, and dry storage of high level radioactive material; (2) the packaging and transportation of low level radioactive waste; and (3) engineering analysis of mechanical, electrical, and operational systems and procedures.

ACQUISITIONS

On January 6, 1994, the shareholders approved the purchase from affiliates of ABB Asea Brown Boveri Ltd, a Swiss company, of all of the outstanding shares of ABB Impell ("Impell"), ABB Government Services Inc. and ABB Impell Ltd, an English limited liability company. The names of the companies were changed to Impell Corporation, VECTRA Government Services Inc. ("VECTRA GSI"), and VECTRA Technologies Ltd ("VECTRA UK"), respectively. Impell Corporation merged into the Company on March 31, 1994. The primary differences in services were that Impell Corporation had significantly more employees, broader geographical coverage and provided services to more utilities having nuclear plants than the Company had previously. In addition, VECTRA GSI provided engineering services to the DOE market and its major prime contractors, while VECTRA UK provided engineering services to the government-owned nuclear utilities in the United Kingdom, as well as the offshore oil industry.

DIVESTITURES

On June 30, 1995, the Company sold all of the outstanding shares of Plant Services, Inc. ("Plant Services"), its chemical cleaning and chemical decontamination business to Westinghouse Electric Corporation.

On March 21, 1996, the Company signed a letter of intent that could lead to Duke Engineering & Services, Inc. ("DE&S") acquiring VECTRA's engineering services operations (including VECTRA GSI). The proposed sale is contingent on negotiation and execution of a definite purchase agreement, government approvals, approval of VECTRA's shareholders and DE&S's board of directors, and other conditions.

As of April 1, 1996, the Company actively entered into discussions that could lead to the sale of VECTRA UK.

FUEL SERVICES

The fuel services operations of the Company provides design, licensing, procurement, fabrication, sale and leasing of equipment for handling, transporting, and storing spent fuel and high level waste. The primary products and services provided by the Company are (1) dry storage and transport systems for spent nuclear fuel and (2) transportation packaging for high level radioactive material.

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

The Company owns and licenses a system for the dry storage of spent nuclear fuel, marketed under the trade name NUHOMS-Registered Trademark- (NUtech HOrizontal Modular Storage), that has been licensed by the NRC for the sites at which it has been constructed. The Company received a general non-site specific license for NUHOMS-Registered Trademark- from the NRC in 1995. The NUHOMS-Registered Trademark- system is an on-site system that integrates a concrete storage facility with horizontally placed stainless steel canisters containing spent fuel assemblies. NUHOMS-Registered Trademark- systems are fabricated and constructed by selected subcontractors to the Company's design specifications. NUHOMS-Registered Trademark- systems are currently in use at Carolina Power and Light's H. B. Robinson Plant, Duke Power Company's Oconee Station, Baltimore Gas and Electric's Calvert Cliffs Plant and Toledo Edison's Davis Besse Plant. Further, the Company is under contract with the Sacramento Municipal Utility District, GPU Nuclear Corporation and Pennsylvania Power and Light to provide NUHOMS-Registered Trademark- systems and services to their plants. VECTRA also was awarded the contract to provide a modified NUHOMS-Registered Trademark- system to provide spent fuel storage of the failed Three Mile Island, Unit 2, fuel canisters at the Idaho National Engineering Laboratories. This is the first application of a commercially licensed system at a DOE site.

VECTRA has entered into a license agreement for the use of NUHOMS-Registered Trademark- technology with Framatome for storage systems in Europe, Eastern Europe, and Taiwan and agreements for materials, fabrication and delivery of NUHOMS-Registered Trademark- systems with Hyundai and Kawasaki in South Korea and Japan, respectively. The Company received fees upon execution of these agreements and will receive payments upon production and sale of each NUHOMS-Registered Trademark-system. The Company will also provide specific design engineering support on a fee basis as NUHOMS-Registered Trademark-systems are customized to specific client needs. VECTRA anticipates that it will execute its first application of the license with Framatome for supply of NUHOMS-Registered Trademark- technology to Armenia in 1996.

TRANSPORTATION CASKS. The Company owns and leases, on a project specific basis, two rail mounted transportation casks for shipping spent nuclear fuel.
 The Company also custom designs, obtains licenses and fabricates, through subcontractors, transportation casks used to ship high level radioactive materials. The Company sells or leases these casks to its customers for their independent use or provides casks in conjunction with the performance of radioactive materials management and transportation services. The Company is currently under contract with the Sacramento Municipal Utility District to build a railcar-mounted cask for the transport of NUHOMS-Registered Trademark- canisters as part of the project to decommission that utility's Rancho Seco plant. The contract was awarded in late 1992.

VECTRA licenses and sells transportation overpacks, UX-30's, to ship uranium hexafluoride. The UX-30 is an NRC - licensed (for 5 years) transport package used by fuel vendors to ship the uranium hexafluoride needed to produce nuclear fuel.

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

WASTE SERVICES

The waste services operations of the Company is targeted at assisting utilities and the DOE in the processing and disposal of certain types of low level radioactive waste such as resins, liquids and sludges. The Company's patented dewatering equipment minimizes waste volume and reduces the costs of disposal. VECTRA has also placed into operation at six plants in the U.S. its liquid volume reduction system that dries liquid waste streams, such as evaporator concentrates, to a dry powdered form. VECTRA is also supplying similar units to a client in South Korea for use at their existing operating plants and plants under construction. The Company also provides, separately or in conjunction with these processing services, disposable, high integrity containers ("HICs") for transporting and disposal of these wastes. VECTRA's HICs are proprietary containers licensed by the state regulators responsible for both the South Carolina and Washington disposal sites and by the DOE for use at the Savannah River site. Together these systems significantly reduce waste volumes and the transportation and disposal costs associated with low level waste. The scope of the Company's contracts range from handling a customer's radioactive waste management needs on a specific service basis to providing all services required to process and package low level radioactive waste and transport it to a disposal site.

VECTRA has developed a reverse osmosis system to provide advanced liquid waste treatment. The reverse osmosis technology uses filtration to remove particulate and organic materials. When coupled with the liquid volume reduction system units, VECTRA's reverse osmosis system can remove radioactive contaminates from the liquid and significantly reduce the waste volume without generating a secondary waste stream of contaminated resin. This technology is currently being applied at Commonwealth Edison.

At December 31, 1995, the Company had more than fifteen service contracts with utilities to provide services and equipment required to treat, package and dispose of their radioactive resins, liquids and sludges. The Company also provides waste services and technologies to other utilities in connection with the handling of low level waste in their plants.

In December 1994, VECTRA received a notice of allowance from the U.S. Patent and Trademark office to use the EnviroGlass-Registered Trademark- trademark for its vitrification system. This thermal treatment process destroys the organic component of the waste stream, significantly reducing the volume of low level radioactive waste and stabilizes the remaining inorganic material in a glass matrix. In late 1994 VECTRA completed a technology development demonstration of the EnviroGlass-Registered Trademark- vitrification system in a cost-shared effort with Westinghouse Hanford. The demonstration proved the feasibility of the system to successfully process low level waste.
VECTRA then entered into a significant capital program to commercialize this technology. The vitrification unit was able to process the waste, however, additional design is required to increase the waste streams processed by the system to make it more economically beneficial in the marketplace. The project's construction and startup activities have been temporarily suspended until a contract is procured to provide funding to rework the system to increase its volume throughput and provide a revenue stream for its deployment. The required systems rework includes upgrading the air polution control system and the thermo oxidizer system. The expected cost to complete the unit is approximately $1.0 million.

The Company is pursuing contracts to demonstrate this new technology for use in government waste remediation programs and commercial contracts for processing of low level radioactive waste prior to on-site interim storage. It is expected that this technology will take a more prominent role in VECTRA's mix of services in the future.

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

The following identifies the five primary engineering service areas, together with a listing of some specific activities in such areas, that VECTRA provides to its clients:


         MECHANICAL SYSTEMS                        ELECTRICAL/INSTRUMENTATION & CONTROL
- ---------------------------------------           ----------------------------------------
Erosion/Corrosion                                 Electrical Distribution System Analysis
Environmental Equipment & Qualification           Instrumentation & Control System Engineering
Thermal Hydraulic Studies                           & Analysis
Plant Performance Evaluations                     Electrical/Instrumentation & Control Plant
Energy Efficiency/Energy Management                 Modifications
Repowering/Uprates                                Process Control Automation
Mechanical Systems Design & Analysis
Service Water System Upgrades                               ENGINEERING ANALYSIS
                                                  -------------------------------------------
Clear Air Act Compliance                          Piping Analysis
                                                  Seismic Equipment Qualification
           OPERATIONS                             Civil/Structural Engineering
- ----------------------------------------
                                                  Seismic Engineering
Life Cycle Management                             Applied Mechanics/Materials Engineering
Materials Management                              Fracture Mechanics
Maintenance Engineering
Configuration Management                                      RISK MANAGEMENT
Licensing Support                                 -------------------------------------------
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

CLIENTS

The following identifies clients that accounted for more than 10% of the Company's revenues, the revenues derived from those clients and the percentage such revenues constitute of the Company's total revenues, during the periods indicated (dollars in thousands):

                                              FISCAL YEARS ENDED
                              -----------------------------------------------
                                DECEMBER 31,      JANUARY 1,     DECEMBER 31,
       Client                      1995              1995            1993
- ---------------------------   ---------------   --------------   -------------
Commonwealth Edison Company   $24,469   19.8%   $26,828  19.2%   $9,333  14.4%

Entergy Operations, Inc.           --      --        --    --    $7,352  11.4%


While the Company performs continuing services for its clients, billings to a particular client may fluctuate dramatically depending upon the status of a particular project. Depending upon the timing and size of contracts, the identities of the Company's largest clients may change from year to year.

FOREIGN OPERATIONS

The Company competes in certain international markets, principally Canada, South Korea, Taiwan, and Europe. The Company's international projects currently are primarily involved with plant maintenance and waste handling services and engineering services to the government-owned nuclear utilities in the United Kingdom, as well as the offshore oil industry. In addition, in the past the Company has sold containers and handling equipment for export. International revenues were approximately $10.3 million in 1995, $12.1 million in 1994, and $7.9 million in 1993. The Company's operations in foreign countries are subject to the laws and regulations of such countries. U.S. export restrictions limit the Company's ability to export some of its products and services. There is no assurance that the levels of foreign operations attained in 1995 will be repeated in 1996. As of April 1, 1996, the Company actively entered into discussions that could lead to the sale of VECTRA UK.

COMPETITORS

The Company's competition varies by business unit. VECTRA Fuel Services' major competitors include Sierra Nuclear Corporation, Holtec International, and Nuclear Assurance Corporation. VECTRA Waste Services competes primarily with Waste Management's Chem-Nuclear Systems and Westinghouse SEG. The engineering businesses compete against large and small engineering services firms: Key competitors include Bechtel, Black & Veatch, Sargent & Lundy, Raytheon, and Stone & Webster. The Company competes on the basis of price, range of service, technical expertise, success in obtaining licenses, quality and responsiveness to customer needs. Several of these competitors have substantially greater financial and technical resources than the Company.

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

Typically, all contracts, including the Company's material contracts, are subject to termination for convenience upon 30 days written notice by the client or the Company. Payments under engineering contracts are based on fee schedules for its engineering and other staff, plus costs and materials. Engineering contracts are often short-term, specific task contracts, while contracts for NUHOMS-Registered Trademark- or low level waste systems may be multi-year, multi-million dollar contracts. In some instances, such contracts require use of the Company's working capital to fund a portion of the design and fabrication of products or the provision of services. The
Company seeks progress payments in
each contract, but the timing and amount of such payments varies with each contract and is contingent upon schedule commitment. In the course of contract negotiations, the Company endeavors to limit its liability for indemnity claims and warranty items and to specifically exclude responsibility for any incidental and consequential damages.

INSURANCE

The Company's liability insurance issues can generally be grouped into the following three categories: general liability insurance, professional errors and omissions, and nuclear-related incidents.

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

Internationally, VECTRA's activities have generally been limited to operations in Canada, South Korea, Taiwan and Europe. The Company has contractual arrangements that may expand sales of its NUHOMS-Registered Trademark- systems, involving the storage of high level radioactive waste, in Japan, South Korea and Europe. In general, Japan, South Korea and countries in Europe impose liability for nuclear incidents on the operators of nuclear facilities, and require an operator of a nuclear facility to provide certain minimum coverage. Many European countries have executed the Paris/Brussels Conventions (1960-1963), an international treaty relating to coverage for nuclear incidents that provides for additional coverage for claims through special drawing rights (representing up to approximately $420 million) on countries that are parties to the convention. The Paris/Brussels Conventions also establish uniform systems to handle inter-country nuclear damage and resulting claims. The Paris/Brussels Conventions provides coverage for nuclear incidents to contractors, such as VECTRA, performing work on nuclear facilities.

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

PROPRIETARY TECHNOLOGY

The Company's policy is to seek patent protection for those features of its products with a design utility of sufficient length to warrant the cost of seeking a patent. While most of the technology relied on by the Company is unpatented, it is regarded by the Company as proprietary and confidential. In December 1994, VECTRA received a notice of allowance from the U.S. Patent and Trademark office to use the EnviroGlass-Registered Trademark- trademark for its vitrification system. This thermal treatment process reduces the volume of low level radioactive waste and stabilizes the remaining radioactive metals in a glass matrix. The Company has patented its NUHOMS-Registered Trademark- dry storage systems for spent nuclear fuel discharged from commercial nuclear power plants and its resin drying technology for low level waste processing. The Company also has a patent pending for its WEAR-TM- (Wire Energy Absorbing Rope) Pipe Restraint which is designed to absorb seismic and other vibrations at industrial facilities and nuclear power plants. Most of the Company's employees have entered into confidentiality agreements with the Company restricting the employee's disclosure and use of the Company's proprietary information.

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

The Company's research and development strategy consists of adapting its custom designed products and systems funded by individual customers for broader market applications and internally funded research and development expenditures. In 1993, 1994 and 1995, the Company spent approximately $500,000, $1.6 million, and $3.3 million respectively, on Company-sponsored research and development. Except for government contracts, the Company usually retains exclusive rights to customer funded technology to the extent it is proprietary.

EMPLOYEES

At December 31, 1995, the Company had approximately 872 employees of which approximately 58% have an engineering background or degree. The Company is dependent upon obtaining and retaining highly skilled and motivated personnel. As noted above, most employees are required to sign confidentiality agreements restricting their ability to disclose or use the Company's proprietary information.

GOVERNMENT REGULATION

In the United States, the NRC administers a regulatory program which affects nearly every aspect of the Company's operations. The Department of Transportation, the Environmental Protection Agency, some states, localities and other federal agencies also regulate aspects of the Company's business. Regulatory changes with significant business impact have occurred with some frequency in the industry. The nuclear industry in general, and the handling, disposal and transportation of radioactive waste in particular, have sometimes been the subject of intense political and legal action. While the Company attempts to anticipate changes in the regulatory, political and legal environment in which it operates, it is not always able to do so and such changes could render the Company's products and its methods of doing business obsolete or require extensive modification. To the best of management's knowledge, the Company is in compliance in all material respects with regulatory requirements applicable to its business.

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

Federal law establishes that each state is responsible for managing most of the low level radioactive waste generated within the state. To assist states in managing their low level waste, the Low-Level Radioactive Waste Policy Act of 1980 (as amended in 1985) encourages states to form regional state compacts for the establishment of regional disposal facilities. Despite the enforcement provisions of the amended act (e.g., milestone and surcharges), no new regional low level waste disposal facilities have yet been constructed. The Hanford, Washington disposal site is only open to generators in the Northwest Compact and the Barnwell, South Carolina site is open to generators nationwide. Low level radioactive waste generators may utilize volume reduction methods that will allow for the generated waste to be stored at the generator's site for an indefinite period of time. These new developments in the management of low level radioactive waste and additional actions that may be taken by Congress and the courts will be closely followed by the Company to determine the effect they will have on its business.

STATE REGULATION

Although the Company does not operate radioactive waste disposal sites, regulations governing those sites do affect its business. The NRC has issued regulations requiring the disposal of substantially all low level radioactive waste by transfer to licensed recipients. There are currently two sites licensed to accept low level waste. These are in Barnwell, South Carolina and Hanford, Washington.

South Carolina and Washington regulate the low level radioactive waste disposal sites located within their borders including approval of the HICs and solidification and stabilization processes used to bury wastes. As part of the approval process, the NRC reviews the application and provides comments to the state.

The Company's decontamination and chemical cleaning activities and, more recently, its transportation cask leasing activities make it desirable for the Company to maintain a license for the possession and use of radioactive materials. The Company currently holds such a license in the state of South Carolina. Possession of these licenses requires compliance with the radiation protection rules and regulations of these states as well as the NRC. Violation of the rules in the handling or storage of radioactive materials at a licensed facility could result in a fine or the license being revoked.

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

OTHER REGULATORY CONCERNS

Several states have adopted laws prohibiting or limiting the construction of nuclear power plants or waste disposal sites or both, and referenda to close existing plants have been attempted. The NRC has proposed regulations which would tie the granting of new licenses for nuclear reactors to the resolution of problems in the disposal of high level radioactive wastes. In addition, several power companies have canceled plans for, delayed the construction or operation of, or shut down operating nuclear power plants. The future operating results of certain of the Company's operations could be adversely affected if, as a result of these or other developments, nuclear power plants which are presently in service are removed from service.

The Company is subject to federal, state and local regulations limiting exposure of its employees and the public to radioactive materials and to the chemicals used in the cleaning and decontamination processes. The standards imposed have been made more stringent in recent years.

ITEM 2.   PROPERTIES

As of December 31, 1995, the Company leases approximately 250,675 square feet of office and warehouse space which constitutes most of its facilities. It owns facilities comprising 3,600 square feet. Management believes the Company's facilities are adequate, suitable for its present needs, and will continue to periodically review its leased facilities for economic optimization. The Company's headquarters are at 5000 Executive Parkway, Suite 500, San Ramon, CA 94583.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in contractual, personal injury and general liability cases and claims which are considered normal to its business. In the opinion of Company management, none of these claims will have a material adverse effect on the Company. However, an unfavorable outcome could materially impact the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter on the NASDAQ Stock Market, National Market System, under the symbol VCTR.

The following table sets forth the range of the high and low bid prices for the Company's Common Stock from First Quarter 1994 through Fourth Quarter 1995 as reported by NASDAQ.

                                     1995                    1994
                              -----------------       -----------------
    PERIOD                    HIGH         LOW         HIGH        LOW
    ------                    -----       -----       ------      -----
First Quarter                 3-1/2       2-7/8       10-1/4      7-1/2

Second Quarter                3-3/8       2-3/8        8-1/4      3-3/4

Third Quarter                 3-25/32     2-5/8        4-7/8      3-3/8

Fourth Quarter                2-7/8       1-7/8        3-7/8      2-1/2



At December 31, 1995, the Company had 7,833,527 shares of Common Stock issued and outstanding and 323 known shareholders of record. The Company has not paid dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                          VECTRA TECHNOLOGIES, INC.
                            FINANCIAL HIGHLIGHTS
               (Amounts in thousands, except per share amounts)

                                         1995        1994        1993       1992       1991
                                       --------    --------    -------    -------    -------
FOR THE FISCAL YEAR:

  Revenues                             $123,501    $140,023    $64,581    $68,989    $66,423

  Income (loss) before income taxes     (12,103)     (5,175)      (296)    (1,672)     1,731

  Net income (loss)                     (12,213)     (5,325)      (546)    (1,827)     1,561

  Net income (loss) per share          $  (1.56)   $   (.68)   $  (.09)   $  (.32)   $   .28

  Weighted average shares
   outstanding                            7,840       7,802      5,909      5,653      5,618


AT YEAR END:

  Total assets                         $ 60,829    $ 84,165    $43,881    $38,102    $38,609

  Long-term debt                         17,216       8,617      1,514      1,309      2,023

  Shareholders' equity                 $ 17,386    $ 29,800    $19,073    $18,770    $19,015

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Business".

ACQUISITION

On January 6, 1994, the Company's shareholders approved the purchase of all of the stock of ABB Impell Corporation, ABB Government Services, Inc. and ABB Impell Ltd. (the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller"). The acquisition, effective as of midnight December 31, 1993, was completed on January 7, 1994, and was accounted for as a purchase in 1994. The purchase price of $32.3 million, together with the direct costs of the acquisition were allocated to the fair market value of the assets acquired and liabilities assumed. The seller received $14.0 million in common stock (1,714,503 shares) and the remainder of the purchase price in cash.

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

DIVESTITURES

Effective June 30, 1995, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Plant Services, to Westinghouse Electric Corporation. The sale price was $17.4 million after final adjustments including environmental remediation and earnout provisions. The proceeds from the sale were used to reduce notes payable and long-term debt payable to banks, pay retained liabilities, and pay expenses associated with the transaction. For the six months ended June 30, 1995, Plant Services generated revenues of approximately $11 million and operating income of approximately $4 million.

In September 1995 the Company sold its 10% ownership in Recytec America, Inc. to Recytec, S.A. for $1.15 million resulting in a loss of $156,000 which is included in selling, general and administrative expense. These shares had been issued to VECTRA in connection with the sale of Alaron Corporation to Recytec S.A. in August 1991.

On March 21, 1996, the Company signed a letter of intent that could lead to Duke Engineering & Services, Inc. acquiring VECTRA's Engineering Services (including VECTRA GSI). The proposed sale is contingent on negotiation and execution of a definite purchase agreement, government approvals, approval of VECTRA's shareholders and DE&S's board of directors, and other conditions.
If the sale is consummated under this letter of intent, the Company expects to receive approximately $27.5 million in cash subject to adjustment for the net book value of the assets ultimately sold.

As of April 1, 1996, the Company actively entered into discussions that could lead to the sale of VECTRA UK.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

REVENUES

Total revenues decreased 11.8% to $123.5 million in 1995, from $140.0 million in 1994. The decrease in revenues for the year is attributable to the sale of the Plant Services operations, decrease in nuclear engineering activity, and lower sales in the waste services operations relating to the completion of a large contract with a client in South Korea during 1994; offset in part by higher revenues from a spent fuel storage system contract. The nature of the Company's business is such that a single client may account for more than 10% of the Company's revenues during any year. The Company had one client that accounted for approximately 20% of total revenues in both 1994 and 1995.

GROSS PROFITS

Each of the Company's contracts is negotiated independently and varies as to profitability. The timing and actual performance by the Company on its major contracts also affect the Company's gross profit margin.

Gross profit decreased to 27.6% of revenues in 1995 from 32.6% of revenues in 1994. The lower gross profit in the engineering services operations is due to competitive pricing pressures. Plant Services, prior to disposition in June 1995, and fuel services experienced a slight decrease, while waste services experienced a slight increase in gross margin percent due to the relative profitability of individual contracts.

EXPENSES

Research and development expenses increased 104.6% to $3.3 million in 1995 from $1.6 million in 1994. The increase is mainly due to expenses related to the Company's development of its vitrification process, EnviroGlass-Registered Trademark-.

Selling, general and administrative expenses decreased 16.9% to $38.2 million in 1995 from $46.0 million in 1994 and, as a percentage of revenue, decreased to 30.9% in 1995 from 32.8% in 1994. The decrease is primarily due to decreased severance related costs and lower ongoing staff levels.

Net interest expense increased $400,000 as a result of bank fees and the amortization of warrant related debt discount offset by decreases in the loan balances resulting from the sale of Plant Services. Interest expense includes interest on the term loan and the revolving credit facility as well as amortization of bank fees and warrant-related debt discount.

Based upon negotiations management has conducted subsequent to December 31, 1995, and the DE&S letter of intent regarding the potential sale of certain assets of the Company, the Company wrote down intangible assets consisting primarily of costs in excess of net assets acquired by $12.8 million to their estimated fair value. Actual amounts realized if these assets are sold may differ from management's estimates of fair value and such differences could be material to the financial statements.

The Company periodically reviews its property, plant and equipment for impairment in the value of these assets. As a result of this review, the Company wrote off assets with carrying values of approximately $1.5 million.

NET LOSS

The net loss increased 129.4% to $12.2 million in 1995 from $5.3 million in 1994. The increase is due to increased research and development costs, the writedown of plant, property and equipment and intangibles, and decreased revenues offset by a gain on the sale of Plant Services business.

1994 COMPARED TO 1993

REVENUES

On a pro forma basis for the combined Company, as discussed in Note 6 to the consolidated financial statements, revenues decreased 17% to $140.0 million for 1994 from the pro forma combined $170.0 million in 1993. The Company experienced the effects of an industry-wide trend by utilities to reduce or defer spending. This combined with integration issues resulting from the combination of the predecessor companies, has contributed to the decrease in revenues. In 1993 the Company had two clients that in the aggregate accounted for 26% of total revenues.

GROSS PROFITS

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

EXPENSES

Research and development expenses increased 242% in 1994 compared to 1993. The increase is mainly due to expenses related to the Company's development of its vitrification process, EnviroGlass-Registered Trademark-.

Selling, general and administrative expenses increased $28 million and, as a percentage of revenues, increased from 28% to 33% for 1994 compared to 1993. The increase was primarily attributable to the increased size of the combined Company, increased goodwill amortization expense resulting from the Impell acquisition, and severance-related costs that were recorded in the second and fourth quarters of 1994. Utilization rates for engineering services were lower than expected during 1994 primarily due to organizational changes, lower demand for engineering services by commercial nuclear utilities, and resulting excess capacity which contributed to increased overhead expenses. Actions were taken during the second quarter of 1994 to reduce management overhead and operating costs, including a temporary reduction in employee compensation during portions of the second and third quarters and a cessation of director compensation from June to the end of 1994. Severance costs related to the reduction in management personnel which resulted from downsizing two offices and combining two other offices, when combined with provisions for severance payments to the former president and chief executive officer, resulted in aggregate charges to earnings of approximately $950,000 in the second quarter of 1994. Management further reduced personnel in the fourth quarter of 1994 to adjust for the lower demand for engineering services by commercial nuclear utilities. This reduction resulted in additional charges to earnings of approximately $1,500,000. Management also wrote off equipment and intangible assets with impaired value that resulted in charges to earnings of approximately $750,000 in the fourth quarter of 1994 due primarily to the non-renewal of a lease with a client and reduced expectations for low level waste transportation in Europe.

Net interest expense increased significantly in 1994 from 1993 as a result of the debt incurred to finance the acquisition of the Impell Companies. Interest expense includes interest on the term loan and the revolving credit facility as well as amortization of bank fees and warrant-related debt discount.

RESTRUCTURING EXPENSE

In the fourth quarter of 1993, the Company recorded a restructuring charge of $2.5 million resulting principally from the Company's acquisition of the Impell Companies. The charge included accrued costs resulting from integrating the two companies (the Company and the Impell Companies) including approximately $800,000 of employee-related expenses, $600,000 for administrative and project management systems integration and $500,000 for other administrative and legal expenses. The charge also reduced the valuation of certain fixed and intangible assets by approximately $600,000 to reflect the new strategic focus of the Company. In the year ended January 1, 1995, the Company has incurred charges of approximately $815,000 for employee-related expenses, $400,000 for administrative and project management systems integration, $400,000 for other administrative charges and

$575,000 for adjusted asset valuation. The Company also reduced the estimate of total restructuring charges by approximately $310,000, which is reflected in the statement of operations as a credit of $180,000 in the first quarter, $50,000 in the second quarter and $80,000 in the third quarter of 1994. All of the accrued costs have been incurred or reversed in 1994. Cash needs for these expenditures were met from operations and borrowing under the Company's revolving credit facility.

NET LOSS

Net loss increased to $5.3 million in 1994 from a loss of $500,000 in 1993. The increase in loss was due primarily to increased overhead costs from lower utilization rates in domestic engineering services, increased goodwill amortization, severance-related expenses and increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased to approximately $1.0 million in 1995 from approximately $7.1 million in 1994, a $6.1 million (86.2%) decrease. Cash provided by operating activities decreased primarily due to the increase in operating losses, as described above, which were partially offset by increases in cash from changes in operating working capital. Operating working capital items increased the net cash provided from operating activities by approximately $6.1 million and $5.3 million in 1995 and 1994 respectively. The 1995 increase in cash from changes in operating working capital was gained primarily from increased days outstanding in accounts payable and the 1994 increase resulted primarily from a reduced level of accounts receivable resulting from lower levels of operating activities at year end.

Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

The $8.4 million net cash provided by investing activities in 1995 was primarily composed of approximately $17.3 million provided by the sale of the Company's Plant Services operations and the sale of the Company's minority investment in Recytec, offset by approximately $9.2 million used for capital expenditures. The primary component of capital expenditures was related to the development of the Company's EnviroGlass-Registered Trademark-technology.

The Company's loan covenants with Banque Paribas and Banque Nationale de Paris (the "Banks") restrict capital expenditures and commitments to a maximum amount of $12.0 million and $3.3 million during 1995 and 1996 respectively. The majority of the Company's capital expenditures are incurred for equipment used for processing radioactive waste volume reduction, dewatering, and EnviroGlass-Registered Trademark- systems in its waste services operations. The Company's fuel services operations have capital requirements primarily for licenses and high-level waste transportation equipment. The Company's engineering services operations have modest capital requirements mainly for computer equipment. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive and make significant investments in capital equipment to increase its revenue. The Company anticipates that much of its 1996 capital equipment acquisitions will be financed through cash flows from then new, concurrent customer contracts. The Company had contractual capital acquisition commitments of $900,000 as of December 31, 1995, and expects to fund these commitments from cash generated through operations. In addition, the cost to complete the Company's vitrification unit is expected to be approximately $1.0 million.

The $10.0 million net cash used in financing activities during 1995 was primarily the result of the Banks' imposed debt repayment. The Company increased its borrowings under its revolving accounts receivable facility at various times for a total of $7.0 million and drew down the maximum amount of $3.0 million under a capital equipment financing facility. The Company was encouraged by the Banks to enter into divestitures during the year and repaid bank debt by approximately $21.1 million, consisting primarily of essentially all of the proceeds of those divestitures and scheduled payments.

In late 1993 and early 1994, the Company financed its acquisitions, operations and development from the sale of capital stock and from bank debt. The Company financed the cash portion of the acquisition of the Impell Companies through a $15 million term loan and a draw on a $25 million revolving credit line. All debt existing prior to the acquisition was refinanced through these new credit agreements.

TERM LOAN The Company borrowed $15.0 million from the Banks on January 6, 1994, maturing on December 31, 1998 (the "Term Loan"). In connection with this loan the Company paid the Banks a $375,000 closing fee and issued warrants to the Banks to purchase 830,060 shares of the Company's common stock at $8.17 per share, exercisable through January 7, 1999 (the "Original Warrants"). The agreement with the Banks specifies certain negative, affirmative and financial covenants including, without limitation, covenants with respect to debt/capital ratio, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company.

In March 1995, upon the Company's continued failure to meet certain measures of financial performance as required by the covenants contained in the Term Loan agreement and the resulting third amendment to waive/reset the Term Loan's financial covenants, the Banks required that the Original Warrants be repriced to an exercise price of $2.94 per share and that the Banks be given the option to reprice these warrants to $0.01 per share if $10.0 million of cash was not brought into the Company by June 30, 1995. In June 1995 the Company sold its Plant Services operations and subsequently repaid $7.3 million of the Term Loan. In connection with this payment, the Banks waived the scheduled June 30, 1995, principal payment and the Original Warrants were not repriced. After this lump sum payment and scheduled principal payments since inception, the balance of the Term Loan was approximately $2.9 million as of September 1995.

In September 1995, the Company again failed to meet certain measures of financial performance as required by covenants contained in the Term Loan agreement and again received a waiver of the Term Loan's financial covenants and a waiver of the scheduled September 30 and December 31, 1995, principal payments. Additionally, the Banks acquired the rights to reprice the Original Warrants to $0.01 per share if, among other things, all obligations to the Banks were not repaid in full by March 31, 1996. Also at this time, the Banks made available to the Company an additional $3.0 million facility associated with the Term Loan for capital expenditures, primarily EnviroGlass-Registered Trademark- ("Tranche B"). Tranche B was initially scheduled to mature on March 31, 1996, and had an associated $150,000 fee, payment of which is deferred to March 31, 1996, and provided for warrants expiring September 20, 2000, equal to a maximum (based on the Company's usage and repayment of this facility) of 6% of the Company's outstanding common stock at $0.01 per share. By the end of the fourth quarter of 1995 the Company had fully used this facility by borrowing $3.0 million and then repaying $1.1 million obtained from the final escrow payment from the Plant Services sale, resulting in a balance outstanding under Tranche B of $1.9 million at December 31, 1995. Based on this usage, the Banks acquired the rights to warrants to purchase 392,431 shares of the Company's common stock at $0.01 per share.

In December 1995, the Banks made available to the Company an additional $1.0 million working capital facility associated with the Term Loan which was scheduled to mature on March 31, 1996 ("Tranche C"). Tranche C had an associated fee of $125,000, payment of which is deferred, and provided for warrants expiring December 26, 2000, equal to a maximum (based on the Company's usage and repayment of this facility) of 2% of the Company's outstanding common stock at $0.01 per share. The Company did not use this facility through March 31, 1996. At December 31, 1995, the Banks had acquired the rights to warrants to purchase 78,335 shares of the Company's common stock at $0.01 per share, and such warrants were valued at $107,000. Another 78,335 shares of common stock at $0.01 per share are due to the Bank if the loan is used and not repaid by a specific date.

In March 1996, the Banks extended the due date of borrowings under Tranche B and Tranche C through April 15, 1996.

In April 1996, the Banks extended the due date of borrowings under Tranche B and Tranche C through January 2, 1997; waived the scheduled March 31 and June 30, 1995, Term Loan principal payments; reset the financial covenants for the quarters ending December 31, 1995, through the terms of the loans; and restored the Original Warrants to an exercise price of $2.94 per share. For these actions the Banks required a fee of $950,000, payment of which is deferred until January 2, 1997. If, among other things, the Company's total obligation to the Banks is not repaid in full before August 31, 1996, this agreement contains maximum penalties of $600,000 which will also be deferred to January 2, 1997. This will also trigger the repricing of the Original Warrants to $0.01 per share and issuing to the Banks rights to purchase approximately 550,000 shares of the Company's common stock at $0.01 per share. The Company may also elect to defer the $750,000 payment due September 30, 1996, to January 2, 1997, by incurring a fee of $150,000, payment of which is deferred. The Company anticipates, but can give no assurances, expressed or implied, that by entering into a joint venture or strategic partnership, or the sale of assets it will be able to raise sufficient funds to avoid these penalties.

REVOLVING CREDIT AGREEMENT The Company entered into a $25.0 million revolving credit agreement (the "Credit Agreement") with the Banks on January 6, 1994, which originally matured on December 31, 1995. Borrowings under the Credit Agreement are limited by the lesser of a percentage of eligible trade accounts receivable (the "Borrowing Base") or the maximum amount of the facility. The amount of funds available is subject to fluctuation of accounts receivable. In October 1994, the maximum amount of the facility was reduced to $22.5 million.

In June 1995, utilizing a portion of the proceeds from the sale of Plant Services, the Company repaid $6.6 million of the amount then outstanding under the Credit Agreement. The maximum amount of the Credit Agreement was reduced to $12.5 million and the Banks were paid a fee of $100,000.

In December 1995, the Credit Agreement's maturity was extended to March 31, 1996, in consideration for an amendment fee of $125,000, of which the payment of $100,000 was deferred.

In March 1996, the Credit Agreement's maturity was extended to April 15, 1996.

In April 1996, the Credit Agreement's maturity was extended to January 2, 1997, and its applicable interest rate was increased by approximately three percentage points to the Bank's prime rate plus 1.5% and the Eurodollar rate option was eliminated. If the Company does not reduce the outstanding balance of the Credit Agreement and its maximum amount by a minimum of $1.0 million from the sale of assets by May 31, 1996, this agreement contains a penalty of $200,000, payment of which is also deferred. Additionally, the Company has the requirement of either reducing the amount outstanding and maximum amount of the Credit Agreement by $600,000 by June 30, 1996, or incurring a fee of $100,000, payment of which is also deferred. Similarly, the Company may elect to defer a $625,000 payment due on September 15, 1996, to January 2, 1997, by incurring a fee of $100,000, payment of which is deferred. For these actions the Company incurred a fee of $125,000, payment of which is deferred until January 2, 1997.

   SUMMARY INTEREST, FEES (PAID & DEFERRED) AND WARRANTS ISSUED TO THE BANKS

                  ITEM                           NOTE    NUMBER OF SHARES   AMOUNT ($000)
                  ----                           ----    ----------------   -------------
Interest Paid, Inception to April 15, 1996                      na             $4,054
Fees Billed, Inception to April 15, 1996           1            na              1,865
Fees Deferred, Inception to April 15, 1996         2            na              1,450
Warrants exercisable at $2.9375                    3       830,060                822
Warrants exercisable at $0.01                      3       470,917              1,232
                                                                               ------
                                                             Total             $9,423
                                                                               ------
                                                                               ------

Notes:
1.  Includes fees paid to the Banks and the Banks' attorneys and accountants.

2. Fees deferred until the earlier of the liquidation of all obligations to the Banks or January 2, 1997.

3. Warrants valued by management using Black Scholes valuation model with April 9, 1996, market data.

On January 2, 1997, the indebtedness to the Banks under the Term Loan and Credit Agreement which could amount to as much as $18.2 million plus deferred fees of up to $2.6 million become due. All proceeds from the sales of assets covered under the letter of intent described above are to be applied against the outstanding bank borrowings. However, there can be no assurance that these sales will be completed on terms acceptable to the Company.

The Company believes that cash and cash equivalents at December 31, 1995, together with cash generated from operations will be adequate to meet its cash needs through December 31, 1996. Management is committed to decreasing costs in order to bring the Company to profitable operations and made substantial expense reductions in 1995.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                   PAGE
                                                                                   ----
Report of Ernst & Young LLP, Independent Auditors                                   22

Consolidated Statements of Operations for each of the three years in the
period ended December 31, 1995                                                      23

Consolidated Balance Sheets at December 31, 1995, and January 1, 1995               24

Consolidated Statements of Shareholders' Equity for each of the three years in
the period ended December 31, 1995                                                  25

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 1995                                                      26

Notes to Consolidated Financial Statements                                          27


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Shareholders and Board of Directors
VECTRA Technologies, Inc.


We have audited the accompanying consolidated balance sheets of VECTRA Technologies, Inc. as of December 31, 1995, and January 1, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VECTRA Technologies, Inc. at December 31, 1995, and January 1, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            ERNST & YOUNG LLP


Walnut Creek, California
April 5, 1996, except Note 3
as to which the date is
April 15, 1996

                          VECTRA TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                       YEARS ENDED
                                                        -----------------------------------------
                                                        DECEMBER 31,    JANUARY 1,   DECEMBER 31,
                                                            1995           1995          1993
                                                        ------------    ----------   ------------
Revenues                                                  $123,501       $140,023      $64,581
Operating costs                                             89,444         94,320       42,900
                                                          --------       --------      -------
Gross profit                                                34,057         45,703       21,681
Research and development expenses                            3,257          1,592          465
Selling, general and administrative expenses                38,210         45,955       17,826
Write downs of property, plant and equipment and
 intangible assets                                          14,319            629          791
Restructuring and lease termination expenses                  --             --          2,544
                                                          --------       --------      -------
Operating income (loss)                                    (21,729)        (2,473)          55
Interest expense, net                                       (3,105)        (2,702)        (351)
Gain on sale of subsidiary                                  12,731           --           --
                                                          --------       --------      -------
Loss before income taxes                                   (12,103)        (5,175)        (296)
Provision for income taxes                                     110            150          250
                                                          --------       --------      -------
Net loss                                                  $(12,213)       $(5,325)     $  (546)
                                                          --------       --------      -------
                                                          --------       --------      -------
Net loss per share                                        $  (1.56)       $  (.68)     $  (.09)
                                                          --------       --------      -------
                                                          --------       --------      -------
Number of shares used to calculate net loss per share        7,840          7,802        5,909
                                                          --------       --------      -------
                                                          --------       --------      -------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          VECTRA TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                         DECEMBER 31,     JANUARY 1,
                                                                                             1995            1995
                                                                                         ------------     ----------
ASSETS
Current Assets
  Cash and cash equivalents                                                                $  2,834        $  3,427
  Securities available for sale                                                               1,274             919
  Accounts receivable, net of allowance of $785 for 1995 ($384 for 1994)                     21,065          26,211
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                                       1,665           3,076
  Refundable income tax prepayments                                                             600            --
  Inventories                                                                                 1,176           1,426
  Prepaid expenses                                                                              720             931
                                                                                           --------        --------
    Total current assets                                                                     29,334          35,990
Property, plant and equipment, at cost
  Land                                                                                           94              94
  Buildings                                                                                     359             586
  Machinery and equipment                                                                     8,707          20,000
  Construction in progress                                                                    9,011             655
  Furniture and fixtures                                                                      2,587           4,996
                                                                                           --------        --------
    Total property, plant and equipment                                                      20,758          26,331
  Less accumulated depreciation                                                               8,614          15,027
                                                                                           --------        --------
    Net property, plant and equipment                                                        12,144          11,304
Costs in excess of net assets of acquired businesses, net of accumulated amortization        14,780          28,638
Licenses, patents and other intangibles, at cost, net of accumulated amortization             1,200           1,110
Investments and long-term prepaid costs                                                       3,305           6,807
Other assets                                                                                     66             316
                                                                                           --------        --------
    Total assets                                                                           $ 60,829        $ 84,165
                                                                                           --------        --------
                                                                                           --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Note payable to bank                                                                     $    --         $ 15,200
  Accounts payable                                                                           10,762           5,060
  Accrued payroll and related expenses                                                        6,011           7,014
  Other accrued liabilities                                                                   6,742           6,153
  Billings in excess of costs and
   estimated earnings on uncompleted contracts                                                2,288           9,122
  Long-term debt due within one year                                                            --            2,712
                                                                                           --------        --------
    Total current liabilities                                                                25,803          45,261
Long-term debt                                                                               17,216           8,617
Deferred lease incentive                                                                        424             487
Commitments and contingencies
Shareholders' equity
  Class A Preferred Stock, 4,100,000 shares authorized, none issued and
   outstanding                                                                                 --              --
  Common Stock, $.01 par value, 30,000,000 shares authorized;
   7,833,527 shares issued and outstanding in 1995
   (7,848,627 shares issued and outstanding in 1994)                                         44,960          45,212
  Accumulated deficit                                                                       (27,574)        (15,412)
                                                                                           --------        --------
    Total shareholders' equity                                                               17,386          29,800
                                                                                           --------        --------
                                                                                           $ 60,829        $ 84,165
                                                                                           --------        --------
                                                                                           --------        --------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          VECTRA TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands except share amounts)

                                            COMMON STOCK                        TOTAL
                                       NUMBER OF                ACCUMULATED   SHAREHOLDERS'
                                        SHARES        AMOUNT      DEFICIT       EQUITY
Balances at December 31, 1992          5,762,083      $28,353      $(9,583)     $18,770
Exercise of stock options                176,930          844       --              844
Issuance of stock, net of
  director/shareholder
  receivable                              15,000            5       --                5
Net loss                                  --           --             (546)        (546)
                                       ---------      -------     --------      -------
Balances at December 31, 1993          5,954,013       29,202      (10,129)      19,073
Exercise of stock options                189,649          968       --              968
Issuance of common stock, net of
  cancellations                        1,704,965       14,004       --           14,004
Warrants issued                           --            1,038       --            1,038
Unrealized gain on securities
  available for sale                      --           --               42           42
Net loss                                  --           --           (5,325)      (5,325)
                                       ---------      -------     --------      -------
Balances at January 1, 1995            7,848,627       45,212      (15,412)      29,800
Issuance of common stock, net of
  cancellations                          (15,100)      --           --            --
Warrants issued, net of warrants
  repriced                                --             (252)      --             (252)
Unrealized gain on securities
  available for sale                      --           --               51           51
Net loss                                  --           --          (12,213)     (12,213)
                                       ---------      -------     --------      -------

Balances at December 31, 1995          7,833,527      $44,960     $(27,574)     $17,386
                                       ---------      -------     --------      -------
                                       ---------      -------     --------      -------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          VECTRA TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                                                              YEARS ENDED
                                                               -----------------------------------------
                                                               DECEMBER 31,    JANUARY 1,   DECEMBER 31,
                                                                 1995             1995         1993
                                                               ------------   -----------   ------------
Cash flows from operating activities:
  Net loss                                                     $  (12,213)    $  (5,325)    $   (546)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                    2,321         3,392        2,073
    Amortization                                                    3,058         3,082          517
    Write-downs of property, plant and equipment and
     intangible assets                                             14,319           629          791
    Proceeds of lease incentive                                     --            --             621
    Gain on sale of subsidiary                                    (12,731)        --             --
    Loss on sale of investments                                       156         --             --
    Increase (decrease) in cash from changes in operating
      working capital, net of effects of sale of subsidiary:
      Accounts receivable and billings                               (565)        5,734         (872)
      Inventories and prepaid expenses                                493          (128)        (401)
      Accounts payable and accrued expenses                         6,144          (262)       3,249
                                                               ----------     ---------     --------
Net cash provided by operating activities                             982         7,122        5,432
Cash flows from investing activities:
  Increase in securities available for sale                          (303)         (123)        (336)
  Refunds (payments) related to Impell acquisition, net
    of cash acquired                                                  559       (23,137)      (1,213)
  Capital expenditures                                             (9,170)       (3,872)      (3,018)
  Payments for earnout of acquired business                         --             (304)        (303)
  Increase in patent and license costs                              --             (115)        (323)
  Proceeds from sale of (purchase of) long-term
    investments                                                     1,150         --             (78)
  Proceeds from sales of subsidiaries, net of transaction
    costs                                                          16,152           129          --
  Decrease (increase) in other assets                                  19          (270)         (16)
                                                               ----------     ---------     --------
Net cash provided by (used in) investing activities                 8,407       (27,692)      (5,287)
Cash flow from financing activities:
  Net (repayments) borrowings under short-term loan                (2,811)       12,871       (1,271)
  Proceeds from long-term debt                                      3,000        15,000        1,226
  Repayment of long-term debt                                     (10,171)       (5,414)        (835)
  Proceeds from sale of common stock                                --              968          849
                                                               ----------     ---------     --------
Net cash (used in) provided by financing activities                (9,982)       23,425          (31)
                                                               ----------     ---------     --------
Net (decrease) increase in cash                                      (593)        2,855          114

Cash and cash equivalents at beginning of year                      3,427           572          458
                                                               ----------     ---------     --------
Cash and cash equivalents at end of year                       $    2,834     $   3,427     $    572
                                                               ----------     ---------     --------
                                                               ----------     ---------     --------
Cash paid for interest                                         $    1,973     $   1,652     $    378
Cash paid for income taxes                                     $      712     $     236     $    195

Supplemental disclosure of non-cash financing activities:
  Issuance of Common Stock related to acquisition                   --        $  14,000          --
  Warrants issued in connection with debt                      $      643     $   1,038          --


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          VECTRA TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS
VECTRA Technologies, Inc. ("VECTRA" or the "Company") operates in one business segment which is the nuclear market. In this market, the Company provides high level and low level radioactive waste systems and services and specialized engineering services to commercial nuclear power plants worldwide and to the DOE in the U.S. The Company offers technology-based solutions for the maintenance and operation of commercial nuclear power plants through: (1) the handling, transportation, and dry storage of high level radioactive material; (2) the packaging and transportation of low level radioactive waste; and (3) engineering analysis of mechanical, electrical, and operational systems and procedures.

Most of the Company's contracts are awarded by a competitive process in which a number of firms submit proposals in response to a client's request for proposals to provide specified products or services. Each of the Company's contracts is negotiated independently and varies as to profitability. In entering into contracts with its clients the Company considers, among other factors, the relative profitability of the contract as well as the long-term goals of the Company in securing the contract. The Company competes in certain international markets, principally Canada, South Korea, Taiwan, and Europe.

In the United States, the Nuclear Regulatory Commission administers a regulatory program which affects every aspect of the Company's operations. The Department of Transportation, the Environmental Protection Agency, some states, localities and other federal agencies also regulate aspects of the Company's business. Regulatory changes with significant business impact have occurred with some frequency in the industry. The nuclear industry in general, and the handling, disposal and transportation of radioactive waste in particular, have sometimes been the subject of intense political and legal action. While the Company attempts to anticipate changes in the regulatory, political and legal environment in which it operates, it is not always able to do so and such changes could render the Company's products and its methods of doing business obsolete or require extensive modification.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION
The consolidated financial statements include the accounts of VECTRA Technologies, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Assets and liabilities of the foreign subsidiary are translated at current exchange rates. Income statement accounts are translated at the average rates during the period. Foreign currency translation and transaction gains and losses have not been material.

LIQUIDITY
The Company has sustained significant losses from operations during the three years ended December 31, 1995. Management has implemented plans to further decrease the Company's cost structure in 1995 and 1996.

In addition, as described in Note 3, the maturities of substantially all of the Company's indebtedness to banks has been extended to January 2, 1997. At that date, all indebtedness, amounting to $16.5 million (plus any additional borrowings, deferred payments, deferred fees and accrued interest) will become due and payable. As described in Note 6, the Company has entered into a letter of intent to sell its engineering and government services operations. The proposed sale is contingent on negotiation and execution of a definite purchase agreement, government approvals, approval of VECTRA's shareholders and Duke Engineering & Services, Inc. ("DE&S") board of directors, and other conditions. If the sale is consummated under the terms of the letter of intent, management expects to receive approximately $27.5 million in cash, subject to adjustment for the net book value of the assets ultimately sold. Additionally, if this transaction is consummated, the Company is obligated to first use the proceeds of such sale to repay its existing bank debt. There can be no assurance that such sale will be consummated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
Revenue on long-term contracts, other than those billed on a time and material basis, is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost estimates are reviewed periodically as the work progresses, and adjustments to revenues are reflected in the period in which estimates are revised. When current estimates indicate a probable ultimate loss on a contract, the full amount of the projected loss is accrued. The accompanying consolidated financial statements reflect management's best estimates of contract revenues and costs. However, actual amounts could differ from such estimates and such differences could be material to the financial statements. Other revenues are recorded on the basis of shipment of products or performance of services.

The Company periodically enters into contracts which are subject to audit by U.S. Government agencies with respect to costs and other information submitted. Ultimate costs recoverable under these Government contracts are not known until final determination by the U.S. Government agency. Deviations to submitted costs have not been significant in the past and management does not expect them to be significant in the future.

The Company also enters into certain contracts that require the Company to obtain permits and licenses from regulatory agencies, and in the event such permits and licenses are not obtained, these contracts may be canceled and payments on these contracts could be subject to refund. The Company has historically been able to obtain these permits and licenses, but the inability to obtain such permits and licenses in the future could have a material adverse effect on the Company's results of operations.

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

PROPERTY, PLANT AND EQUIPMENT
Depreciation is computed principally on the straight-line method over the following estimated useful lives:

                   Buildings                     36 years
                   Machinery and equipment       3-15 years
                   Furniture and fixtures        3-7 years

The Company periodically reviews its property, plant and equipment for impairment in value. As a result of this review, the Company wrote off assets with carrying values of approximately $1.5 million in 1995.

Construction in progress includes a waste vitrification unit which the Company is constructing. The primary component of the Company's 1995 capital expenditures relates to the waste vitrification unit. The Company has temporarily suspended all construction and start up activities associated with its EnviroGlass-Registered Trademark- vitrification program. Upon completion, the Company intends to depreciate this unit on a units of production basis. The Company will periodically review the carrying value of the vitrification unit and the status of future related customer contracts, if any, to determine the requirement for any adjustments to its carrying value. Management estimates that the Company will recover the carrying value of this unit; however, an inability to recover the carrying value could result in material charges to operations in future periods.

In the fourth quarter of 1995, the Company also recorded a charge of $1.2 million to cover anticipated future costs to decommission certain radioactivity contaminated machinery and equipment. Management estimates that these amounts will be sufficient to dismantle and dispose of the currently contaminated equipment under current applicable regulatory guidelines.

COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES
The excess of the total acquisition costs of acquired subsidiaries over the fair value of net assets acquired is being amortized on the straight-line basis over 25 years. Accumulated amortization was $4,330,000 at December 31, 1995, and $3,187,000 at January 1, 1995.

Based upon negotiations management has conducted subsequent to December 31, 1995, and the DE&S letter of intent (see Note 6) regarding the potential sale of certain assets of the Company, the Company wrote down intangible assets consisting primarily of costs in excess of net assets acquired by $12.8 million to their estimated fair value. Actual amounts realized if these assets are sold may differ from management's estimates of fair value and such differences could be material to the financial statements.

LICENSES AND PATENTS
Licenses and patents are amortized on the straight-line method over a period of 5 to 25 years. Accumulated amortization was $602,000 at December 31, 1995, and $562,000 at January 1, 1995.

OPERATING COSTS
Operating costs consist of direct labor and related payroll burden and charges, including depreciation and amortization, that are directly identified to a contract.

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

CHANGE IN FISCAL YEAR END
Effective January 1, 1994, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31.

NET LOSS PER SHARE
Net loss per share is based upon the weighted average number of common shares outstanding during each period.

NEW ACCOUNTING PRONOUNCEMENTS

IMPAIRMENT OF LONG-LIVED ASSETS
In 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company adopted the provisions of SFAS 121 as of December 31, 1995.

STOCK OPTIONS
The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25 with the disclosures required by SFAS 123. Accordingly, the adoption of SFAS 123 is not expected to have any impact on the Company's financial position or results of operations.

2.   ACCOUNTS RECEIVABLE AND PROGRESS BILLINGS

Accounts receivable are summarized as follows (in thousands):


                                            DECEMBER 31,     JANUARY 1,
                                              1995             1995
                                            -----------      ----------
     Accounts receivable                     $20,473          $24,698
     Allowance for contract adjustments         (785)            (384)
     Retainage                                   988            1,634
     Other                                       389              263
                                            -----------      ----------
     Total accounts receivable               $21,065          $26,211
                                            -----------      ----------
                                            -----------      ----------

Retainages beyond one year are insignificant. Progress billings on long-term percentage of completion contracts that were in process at December 31, 1995, and January 1, 1995, were $32.4 million and $34.4 million, respectively. The Company performs services and provides products mainly to commercial power utilities. Based on the credit standing of these clients, credit is generally granted without collateral being required.

Historically, there have been no significant credit losses to the Company; accordingly, no allowance for doubtful accounts is considered necessary by management. The allowance for contract adjustments provides for management's estimate of periodic adjustments that arise from contract related billing issues. These estimates may differ from actual contract adjustments and such differences could be material to the financial statements.

3.   INDEBTEDNESS TO BANKS

At December 31, 1995, the Company had a revolving credit facility that provided for borrowings up to $12,500,000. Borrowings under the revolving credit facility are limited to a calculated borrowing base and are secured by accounts receivable. Amounts outstanding under the credit facility totaled $12,389,000 at December 31, 1995, and $15,200,000 at January 1, 1995. The
interest rate is the banks' base rate plus 1.0% to 1.5% or the Eurodollar rate plus 2.0% to 2.5%. Commitment fees of 0.5% of the unused balance are payable under this agreement. The weighted average interest rate on the credit facility was 9.1% at December 31, 1995. The Eurodollar option has been eliminated from March 1, 1996.

The Company also has long-term loans from banks. The original portion of this loan has an interest rate of the banks' base rate plus 1.0% to 1.5% or the Eurodollar rate plus 2.0% to 2.5% (10% at December 31, 1995). The Eurodollar option has been eliminated from March 1, 1996. The note had an outstanding balance at December 31, 1995, of $2,927,000 ($11,329,000 at January 1, 1995).
In conjunction with the long-term loan, the Company issued to the banks warrants to purchase 830,060 shares of Common Stock at $8.17 per share which are exercisable through January 1999. The warrants were valued upon issuance at approximately $1.0 million and were recorded as additional paid-in capital.
In connection with the negotiation of an extension on the loan agreement, these warrants were repriced to $2.94 per share and the Company revalued the warrants at $142,000. The resulting discount on the long-term loan was fully amortized as of December 31, 1995. Both the revolving credit facility and the long-term loan are collateralized by substantially all of the Company's assets.

In September 1995, the Company negotiated a $3.0 million additional facility related to the term loan to be used for capital expenditures and working capital. At December 31, 1995, the Company had outstanding borrowings of $1.9 million on this facility. This additional facility carries an interest rate of the bank's base rate plus 3% (11.5% at December 31, 1995). This facility requires the payment of a $150,000 fee to the banks to be made at the earlier of the raising of sufficient new capital to repay the long-term debt or at the maturity of the loan and carries a .25% per annum unused facility fee. The banks will also receive warrants equal to 2% of the Company's outstanding common stock for each $1 million borrowed under this facility. The Company reduced this amount to a total of 5% of the Company's stock through accelerated repayment of borrowings under this facility. The exercise price of these additional warrants is $0.01 per share. As of December 31, 1995, the Company had recorded the issuance of warrants to purchase 392,431 shares of common stock in connection with initial borrowings of $3 million under this facility. The warrants were valued at approximately $536,000 and were recorded as interest expense and additional paid in capital.

In December 1995, the Company negotiated a $1.0 million additional facility under the term loan to be used for working capital. As of December 31, 1995, the Company had not borrowed on this facility. This additional facility requires the payment of a $125,000 fee to the banks to be made at the earlier of raising sufficient new capital to repay the long-term debt or at maturity and carries a .25% per annum unused facility fee. The banks also received additional warrants to purchase 78,335 shares of common stock at $0.01 per share and such warrants were valued at $107,000. Warrants to an additional 78,335 shares of common stock at $0.01 per share are due to the Bank if the loan is used and not repaid by a specific date.

The agreements with the banks specify certain negative, affirmative and financial covenants including restrictions on dividends and activities of the Company. At December 31, 1995, the Company was not in compliance with certain of these covenants and the Company subsequently negotiated revised covenants with the banks.

The Company also had $486,000 in outstanding letters of credit with another bank issued for performance guarantees under various contracts. Securities available for sale of $507,000 at December 31, 1995, are held as collateral against a portion of these letters of credit.

On April 15, 1996, the Company entered into amendments to its revolving credit facility and term loan agreements with its banks. Under these amendments, all outstanding borrowings under the revolving credit facility and the additional facilities of the term loan agreements will be due on January 2, 1997. Amounts outstanding on the revolving credit facility are included in long-term debt in the accompanying financial statements as management estimates that the borrowing base will be sufficient through January 2, 1997, to sustain the outstanding borrowings at December 31, 1995. These amendments also establish new financial covenants for the fourth quarter of 1995 (with which the Company complied) and for 1996. As a result of these amendments, the Company incurred additional bank fees of approximately $1.1 million due January 2, 1997, or upon repayment of the outstanding borrowings. The Company also agreed to issue warrants to the banks to purchase up to 6% of the Company's outstanding common stock on a fully diluted basis at $0.01 per share, reprice the warrants to purchase 830,060 shares of common stock at $0.01 per share and pay fees to the bank deferred until January 2, 1997, of up to $600,000 in the event that the Company does not achieve certain financial milestones in 1996. The Company may elect to defer the $750,000 payment due September 30, 1996, to January 2, 1997, by paying a fee of $150,000. Under the revolving credit facility, the Company may elect to defer the $600,000 payment due on June 30, 1996, to January 2, 1997, by paying a fee of $100,000. In addition, the Company may elect to defer the $625,000 payment due on September 15, 1996, to January 2, 1997, by paying a fee of $100,000. The agreement also contains a $200,000 penalty if the Company does not reduce the outstanding borrowings by a specified amount as of May 31, 1996. The amendments also specify that any proceeds from the proposed sale of operations (Note 6) be used to repay indebtedness to the banks.

As of April 15, 1996, the Company has reserved 1,300,977 shares of common stock for warrants earned by the banks, and in the future the Company may be obligated to issue to the banks warrants to purchase up to an additional 8% of the Company's fully diluted shares of outstanding common stock.

                          VECTRA TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1995, January 1, 1995, and December 31, 1993 are as follows using the liability method (in thousands):

                                          DECEMBER 31,    JANUARY 1,    DECEMBER 31,
                                             1995            1995           1993
                                          ------------    ----------    ------------
DEFERRED TAX ASSETS:
Net operating loss carryforwards            $ 2,279        $ 1,952        $ 1,091
Tax credit carryforwards                        254            254            254
Expenses not currently deductible
 for tax purposes                             1,294          1,661            974
Other                                         1,098            941            439
                                            -------        -------        -------
Deferred tax assets                           4,925          4,808          2,758
Valuation allowance                          (4,898)        (4,736)        (2,758)
                                            -------        -------        -------
Net deferred tax assets                     $    27        $    72        $   --
                                            -------        -------        -------


DEFERRED TAX LIABILITIES:

Depreciation                                     27             72            --
                                            -------        -------        -------
Deferred tax liabilities                         27             72            --
                                            -------        -------        -------
Net deferred taxes                          $   --         $   --        $    --
                                            -------        -------        -------
                                            -------        -------        -------

The provision for income taxes for the fiscal years ended December 31, 1995, January 1, 1995, and December 31, 1993 is as follows (in thousands):

                                        DECEMBER 31,     JANUARY 1,     DECEMBER 1,
                                            1995            1995           1993
                                        ------------     ----------     -----------
Current:
  Federal                                 $   --          $   --          $  95
  State and foreign                           110             150           155
                                          -------         -------         -----
  Provision for income taxes              $   110         $   150         $ 250
                                          -------         -------         -----
                                          -------         -------         -----

The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate for the fiscal years ended December 31, 1995, January 1, 1995, and December 31, 1993 as follows (in thousands):

                                        DECEMBER 31,     JANUARY 1,     DECEMBER 1,
                                            1995            1995           1993
                                        ------------     ----------     -----------
  Income tax at federal
   statutory rate                         $(4,275)        $(1,864)        $(101)
  Amortization                                --              106            98
  Writedown of intangible assets not
   deductible for tax purposes              4,228             --            --
  Utilization of net operating
   loss carryforwards                         --              --           (465)
  Valuation allowance                         162           1,751           449
  State and foreign income taxes              110             150           155
  Other                                      (115)              7           114
                                          -------         -------         -----
  Provision for income taxes              $   110         $   150         $ 250
                                          -------         -------         -----
                                          -------         -------         -----

At December 31, 1995, the Company has federal net operating loss and research tax credit carryforwards of approximately $6,511,000 and $254,000, respectively, which expire in varying amounts through the year 2010. Annual utilization of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three year period.

5.  COMMITMENTS AND CONTINGENCIES

Annual rental commitments (exclusive of insurance and property taxes) under noncancelable operating leases on office facilities and equipment are payable as follows (in thousands):

                             1996       $ 3,797
                             1997         2,779
                             1998         1,906
                             1999         1,453
                             2000           996
                       Thereafter         3,156
                                        -------
                            Total       $14,087
                                        -------
                                        -------

Rent expense was as follows for the years ended December 31, 1995, January 1, 1995, and December 31, 1993 (in thousands):

                             1995        $5,012
                             1994         5,473
                             1993         1,571

In 1992, the Company incurred a $685,000 early termination obligation in order to exit a long-term lease for an existing office and enter a new lease at more attractive terms. The new landlord agreed to provide a cash lease incentive allowance of $621,000. The lease incentive is being amortized over the ten year term of the new lease.

The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company. The Company's general liability risk insurance excludes professional errors and omissions. Such insurance is purchased on a contract specific basis as required by the customer. At December 31, 1995, the Company had accrued approximately $564,000 for estimated unreported and/or potential losses under its self-insurance program. Actual self-insurance losses may differ from such estimates and such differences could be material to the financial statements.

The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $900,000 as of year end for capital acquisitions during 1996.

The Company is involved in contractual, personal injury and general liability cases and claims which are considered normal to its business. In the opinion of Company management, none of these claims will have a material adverse impact on the Company's results of operations or financial position. However an unfavorable outcome could have a material adverse impact on the Company's results of operations and financial position.

6.  ACQUISITIONS AND DISPOSITIONS

Subsequent to December 31, 1995, the Company entered into a letter of intent to sell its engineering and government services operations to a third party. The proposed sale is contingent on negotiation and execution of a definite purchase agreement, government approvals, approval of VECTRA's shareholders and DE&S's board of directors, and other conditions. Under the letter of intent, if the sale is consummated under the terms of the letter of intent, management expects to receive approximately $27.5 million in cash, subject to adjustment for net book value of assets ultimately sold. The engineering and government services operations accounted for approximately $78 million in revenue and approximately $1.5 million in operating income, before certain corporate charges, for the year ended December 31, 1995. Under the terms of the agreements covering its outstanding indebtedness to banks (Note 3), any proceeds from the sale of these operations must first be applied to repay such indebtedness.

Effective June 30, 1995, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Plant Services, Inc., to Westinghouse Electric Corporation. The sale price was $17.4 million after final adjustments including environmental remediation and earnout provisions. The proceeds from the sale were used to reduce notes payable and long-term debt to banks, pay retained liabilities, and pay expenses associated with the transaction. For the six months ended June 30, 1995, Plant Services generated revenues of approximately $11 million and operating income of approximately $4 million.

In September 1995, the Company sold its 10% ownership in Recytec America, Inc. to Recytec, S.A. for $1.15 million resulting in a loss of $156,000 which is included in selling, general and administrative expense. These shares had been issued to VECTRA in connection with the sale of Alaron Corporation to Recytec S.A. in August 1991.

On January 7, 1994, the Company completed the acquisition of all of the stock of ABB Impell Corporation, ABB Government Services Inc., and ABB Impell Ltd. (collectively the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller") for approximately $32.3 million. The seller received $14 million in Common Stock (1,714,503 shares) and the remainder of the purchase price in cash. The acquisition, which closed January 7, 1994, has been accounted for as a purchase effective as of January 1, 1994. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. Costs in excess of net assets of $24.3 million are being amortized on a straight-line basis over 25 years.

The pro forma results listed below for the year ended December 31, 1993, combine the consolidated results of operations as if the Impell Companies had been acquired as of the beginning of the period presented. The proforma results include the impact of adjustments for revenues and costs associated with a subcontract entered into by the Company and the Seller, elimination of parent allocated overhead to the Impell Companies, amortization of intangibles resulting from the acquisition, a reduction in rent expense resulting from subleases between the Company and the Seller, increased interest expense on the acquisition debt, and the related income tax effects.

                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED          YEAR ENDED
                                           JANUARY 1,         DECEMBER 31,
                                              1995                1993
                                           ----------         ------------
             Revenues                      $140,023            $169,705
             Net income (loss)             $ (5,325)           $  1,153
             Net income (loss) per share   $   (.68)           $    .15

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for all of 1993 and are not intended to be a projection of future results.

7.  STOCK OPTIONS

Under the Company's stock option plans which include incentive stock options qualified by the Internal Revenue Service (IRS) and non-qualified options, the Company can issue up to 2,297,500 stock options. Through December 31, 1995, such incentive stock options totaling 916,731 have been exercised and 358,209 options are available for grant.

Stock options are granted at fair market value on the date of grant, are exercisable in whole or in part beginning one year from the date of grant, and expire up to ten years from the date of grant.

In February 1995, the Board of Directors approved a program to reprice certain incentive stock options granted in 1994. Under the repricing program, the options held by employees could have been repriced at the employees' option at an exercise price of $4.50 per share. The then current market price of the Company's common stock was $3.00 per share. In consideration of the price change, the vesting schedule was changed from an eighteen month "cliff vesting" and proportional vesting over four years to 100% "cliff vesting" at January 1, 1998.

At December 31, 1995, the Company has reserved 1,080,019 shares of Common Stock under the incentive stock option plans, which represent stock options outstanding and stock options available for grant.

Stock options outstanding under the plans are:

                                        NUMBER OF            OPTION PRICE
                                         SHARES               PER SHARE
                                       ----------         ----------------
Outstanding at December 31, 1993         912,629          $3.75     $9.125
Granted                                  471,816          $3.00  -  $9.50
Exercised                               (189,649)         $3.75  -  $7.00
Forfeitures                             (175,610)         $4.375 -  $9.50
                                       ---------
Outstanding at January 1, 1995         1,019,186          $3.00  -  $9.50
Granted (includes 143,000 shares
 that were repriced)                     269,500          $2.75  -  $4.50
Forfeitures (includes 143,000
 shares that were repriced)             (454,626)         $3.00  -  $9.50
                                       ---------
Outstanding at December 31, 1995         834,060          $2.75  -  $9.50
                                       ---------
                                       ---------
Exercisable at December 31, 1995         213,983          $3.125 -  $9.50
                                       ---------
                                       ---------

In addition to the stock option plans, the Company has issued non-qualified options of which 159,250 shares were outstanding at December 31, 1995, at a price per share from $2.675 to $9.25 and 225,128 options were exercisable at a price per share from $2.675 to $9.25. Additionally, there were 63,000 non-qualified stock options that were also repriced.

8.  COMMON STOCK

The Company has established a Stockholders' Rights Agreement (SRA) designed to deter coercive or unfair takeover tactics that could deprive shareholders of an opportunity to realize the full value of their shares. The Company amended the SRA effective December 31, 1993.

Under the SRA, as amended, the Company could declare a dividend of one right for each outstanding share of the Company's Common Stock. The rights become exercisable after the announcement of either a tender or exchange offer for more than 25% of the Company's Common Stock or a purchaser acquires 25% of the Company's Common Stock. Each right entitles the holders, other than the 25% purchaser, to purchase Common Stock of the Company having a market value of twice the exercise price of the right. In the event that the Company is acquired in a merger or sells or transfers 50% or more of its assets or earning power, each right entitles the holder to purchase Common Stock of the surviving or purchasing company having a market value of twice the exercise price of the right. The rights, which expire June 1, 1999, may be redeemed by the Company at a price of $0.01 per right.

9.   MAJOR CLIENTS

The nature of the Company's business is such that a single client may account for more than 10% of the Company's revenues during a specific period when the Company is performing a significant project for that client. The percentage of sales to individual clients that were 10% or more of total revenues follows for the fiscal years ended December 31, 1995, January 1, 1995, and December 31, 1993:

                                   DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                      1995           1995         1993
                                   -----------    ---------    -----------
     Commonwealth Edison Company        20%            19%         14%
     Entergy Operations, Inc.           --             --          11%

10.  REVENUE AND OPERATING COST INFORMATION

Revenues and operating costs of tangible products and services are as follows for the fiscal years ended December 31, 1995, January 1, 1995, and December 31, 1993, (in thousands):

                        DECEMBER 31,     JANUARY 1,    DECEMBER 31,
                           1995             1995           1993
                        ------------     ----------    -----------
     REVENUES:
       Products          $ 13,580         $  6,917       $ 10,335
       Services           109,921          133,106         54,246
                         --------         --------       --------
                         $123,501         $140,023       $ 64,581
                         --------         --------       --------
                         --------         --------       --------

     OPERATING COSTS:
       Products          $ 11,574         $  4,561       $  6,283
       Services            77,870           89,759         36,617
                         --------         --------       --------
                         $ 89,444         $ 94,320       $ 42,900
                         --------         --------       --------
                         --------         --------       --------


Sales to foreign clients in 1995, 1994, and 1993 were $10,254,000, $12,099,000, and $7,891,000, respectively.

11.  SAVINGS AND RETIREMENT PLAN

The Company has a defined contribution plan covering eligible full-time employees (the "Plan"). The Plan is a profit sharing plan with a salary reduction arrangement pursuant to Internal Revenue Code Section 401(k) and subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Employees may contribute up to 15% of their gross wages, subject to these provisions. The Company may, solely at its own discretion, make a profit sharing contribution to the Plan for each plan year. In addition to the profit sharing contribution, the Company may make matching contributions to the Plan, at a predetermined rate subject to certain limitations. In 1995, matching contributions were only made for certain employee groups. In fiscal 1995, 1994, and 1993, the Company made contributions to the Plan of $112,000, $1,171,000, and $194,000, respectively.

12.  RESTRUCTURING AND LEASE TERMINATION EXPENSE

In the fourth quarter of 1993, the Company recorded a restructuring charge of $2.5 million related primarily to changes in operations resulting from the acquisition of ABB Impell Corporation, ABB Government Services, Inc., and ABB Impell Ltd. (see Note 6). The restructuring charge also included the revaluation of certain machinery and equipment and intangible assets that are no longer a part of the strategic focus of the new combined company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The following table lists the names and ages of the directors:

                                                  POSITIONS HELD
           NAME                 AGE               (DIRECTOR SINCE)
           ----                 ---               ---------------
     Edward J. Keith            60      Chairman of the Board, Director (1994)
     Roy Kirkorian              51      Vice Chairman of the Board, Director (1995)
     J.E. (Ted) Ardell, III     56      Director (1992)
     Albert J. Baciocco, Jr.    65      Director (1989)
     E. Linn Draper, Jr.        54      Director (1986)
     Ray A. Fortney             50      Director, President and CEO (1994)
     Fruzsina Harsanyi          53      Director (1995)
     Elwood D. Howse, Jr.       56      Director (1983)

In February 1995, the Board of Directors amended the bylaws to remove the staggered election of board members, so that all directors will be, beginning at the 1995 Annual Meeting, elected annually.

BIOGRAPHIES

Mr. Keith was elected Chairman of the Board in June 1995. He is also Chairman of the Board of Directors of The Failure Group, a consulting firm specializing in the analysis and prevention of engineering failures, and a former Director of Inlex Corporation, which provides computer automation systems to libraries. From 1969 until 1983, Mr. Keith served as Chairman of the principal operating subsidiary, Executive Vice President and Director of Impell Corporation. Mr. Keith was also the co-founder of the Commercial Bank of San Francisco. He is a licensed professional engineer and structural engineer in the state of California. Mr. Keith received his B.S. and M.S. in Engineering in 1961 and 1964, respectively, from the University of California, Berkeley.

Mr. Kirkorian was elected to the Board of Directors in August 1995 and was elected Vice Chairman in October 1995. Mr. Kirkorian, is an active partner in El Rancho Farms and is currently active in various Sand Hill Financial Company capital investments. He was President of C.P. National (NYSE) and former President of Contel Corp.'s Contel Business Systems. Mr. Kirkorian received his B.S. degree in Business Administration in 1967 from California State Polytechnic University and his J.D. of the Law from Hastings College in 1970. He has been a member of the Cal Poly Business School Advisory Board since 1988.

Mr. Ardell is a general partner with Technology Partners, a venture capital firm, and a Director of a number of private companies. From 1968 to 1971, Mr. Ardell was with Bechtel Power Corporation. From 1971 to 1984 he was a Director of Impell Corporation and held various other positions with Impell Corporation and its principal operating subsidiary; and from 1984 to 1986 he was President and Chief Executive Officer of Impell Corporation. From 1961 to 1968 he served in the U.S. Navy nuclear submarine force. Mr. Ardell is a registered nuclear engineer in California and received a B.S. degree in Engineering from the U.S. Naval Academy in 1961.

Mr. Baciocco is President of The Baciocco Group, Inc., a technical and management consulting practice, providing service in the areas of strategic planning, technical investment and application and business planning and development. He is a Director of Honeywell, Inc., and Giddings & Lewis, Inc. He retired from the U.S. Navy as a Vice Admiral in 1987 after 34 years of service which included over 18 years of experience in the direct supervision of nuclear power plant operations and maintenance, and over seven years in the most senior executive positions in the Navy's R&D organization.
Mr. Baciocco is a member of the Army Science Board and the Naval Studies Board of the National Research Council. In addition, he serves on the Boards of Directors of Oak Ridge Associated Universities, the Research Development Foundation for the Medical University of South Carolina, and the Board of Visitors to the Software Engineering Institute, Carnegie Mellon University.
He received his B.S. degree in Engineering from the U.S. Naval Academy in 1953 and has completed graduate level studies in the field of nuclear engineering.

Dr. Draper is Chairman of the Board, President and Chief Executive Officer of American Electric Power Inc. (AEP) and the American Electric Power Service Corporation. He also holds the positions of Chairman of the Board of Directors and Chief Executive Officer of various affiliates of AEP. From 1979 to 1992, Dr. Draper served in various executive positions with Gulf States Utilities, an electric utility company, serving from 1987 to 1992 as Chairman, President, and Chief Executive Officer. Both AEP and Gulf States Utilities have been and are customers of the Company. Dr. Draper is a Member of the Board of Directors and the Executive Committee of the Nuclear Energy Institute and the Edison Electric Institute. He received his B.A. degree in 1964 and his B.S. degree in 1965, both in Chemical Engineering, from Rice University. He received his Ph.D. degree in Nuclear Engineering from Cornell University in 1970. He is a member of the National Academy of Engineering.

Mr. Fortney was appointed as President and Chief Executive Officer in July 1994. Prior to his appointment, he served as Executive Vice President of the Company from August 1993 and was President of the Cygna Group of ICF Kaiser Engineers, an engineering consulting firm, and a Senior Vice President of ICF Kaiser from 1992 to 1993. He previously served as Vice President and General Manager of the Power Services Business at Combustion Engineering and ABB/Combustion Engineering from 1988 through 1990 and President and Chief Executive of Impell Corporation from 1986 to 1988. Mr. Fortney is a registered professional engineer in 15 states. He received his B.S. degree from the U.S. Naval Academy in 1967, his M.S.M.E. degree from Stanford University in 1972 and attended the Stanford University Business School Executive Program in 1989.

Dr. Harsanyi was elected to the Board in June 1995. She is Vice President, Public Affairs and Corporate Communications, and a Corporate officer of Asea
Brown Boveri Inc.   ABB is a Connecticut-based company, providing products
and services for power generation, transmission and distribution, and industrial processes. She joined the company in 1980 after working for two years for the Continental Group and prior to that for the U.S. Government.
Dr. Harsanyi received B.A. and M.A. degrees in International Relations and a Ph.D. in Government from the American University. She has served as an adjunct professor of International Business at Georgetown University's School of Foreign Service and is a member of the Business-Government Relations Council, the Council for Excellence in Government, the Bryce Harlow Foundation, the Public Affairs Council, and Georgetown University's Landegger Program Advisory Board.

Mr. Howse served as Chairman of VECTRA's Board from 1991 to 1995. He is President of Cable & Howse Ventures, a venture capital management firm he co-founded in 1977. He is also a general partner of CH Partners II and CH Partners III, major shareholders of the Company, and a Director of OrthoLogic Corporation and Applied Microsystems Corporation. From 1970 to 1974 he served as Treasurer of Data Science Ventures, a venture capital firm, and from 1974 to 1976 as the Chief Financial Officer for Seattle Stevedore and Miller Produce companies. Mr. Howse served in the U.S. Navy nuclear submarine force until 1968. Mr. Howse received his B.S. degree in Engineering in 1961 and his M.B.A. degree in 1970, both from Stanford University.

CURRENT EXECUTIVE OFFICERS

The following table, as of April 15, 1996, sets forth the names, titles and ages of the Company's executive officers who are serving in the indicated positions. All executive officers serve until removed by the Board of
Directors:


          NAME              AGE                 POSITIONS HELD
          ----              ---                 --------------
     Ray A. Fortney          50        President and Chief Executive Officer
     Kristin L. Allen        46        Vice President
     Walter R. Bak           41        Vice President
     Jeffrey W. Cummings     44        Vice President
     Vincent Franceschi      37        Vice President
     Thomas B. Pfeil         49        Vice President, Finance and Secretary

BIOGRAPHIES

Mr. Fortney's biography is included with the directors.

Mr. Allen was appointed to his current position in April 1992 upon the Company's acquisition of his firm, Semper Technology, Inc., a management consulting firm for utilities. He co-founded Semper in 1990. From 1979 until 1990, he was with Advanced Technology Engineering Systems, Inc. and its parent, Advanced Technology, Inc., an engineering and management consulting firm for nuclear utilities and government agencies, holding progressively more senior positions. From 1972 to 1979 he served in the U.S. Navy nuclear submarine force and taught at the U.S. Naval Academy. He is a registered professional engineer in the Commonwealth of Virginia. Mr. Allen received his B.S. degree in Nuclear Engineering from the University of Virginia in 1972 and his M.S. degree in High Energy Physics from the Naval Postgraduate School in 1973.

Mr. Bak was appointed to Vice President, Business Development, in October
1995. Mr. Bak has held the positions of Manager, Power Services, and Manager, Fuel Services, with VECTRA prior to his current assignment. Mr. Bak has been involved in managing businesses in the commercial nuclear, government, and non-nuclear sectors of Impell since 1987. Mr. Bak is a registered Professional Engineer in California. He received his M.S. degree in Civil Engineering from the University of California, Berkeley, in 1978, and his B.S. degree in Civil Engineering from the University of Notre Dame in 1977.

Mr. Cummings was appointed to his current position in June 1992, with responsibility initially for the Company's Chicago office consisting of over 220 engineering professionals. Since that time, he has assumed roles as Vice President, Marketing and Business Development and most recently, Vice President, Nuclear Engineering. Prior to his appointment, Mr. Cummings served in various positions of increasing responsibility after joining the Company in 1985, including General Manager, Chicago Operations. Mr. Cummings received a B.S. degree in Operations Analysis in 1973 from the U.S. Naval Academy and a M.S. in Operations Research in 1974 from the U.S. Naval Post Graduate School.

Mr. Franceschi was appointed to his current position in January 1994 following the Company's acquisition of ABB Impell Corporation. From 1989 until his appointment, Mr. Franceschi was the Manager of projects for Impell's Western Region. From 1980 to 1989, Mr. Franceschi served in various positions of increasing responsibility, including Manager, Systems Engineering and Manager of Business Development for the DOE market. Mr. Franceschi is a registered professional engineer in California. He received his B.S. degree in Civil Engineering from the University of California, Berkeley in 1980 and his M.B.A. from Saint Mary's College in 1994.

Mr. Pfeil was appointed to his current position in February 1996. From 1992 until his appointment, Mr. Pfeil served as a director and officer of several start-up manufacturing and small sales businesses. From 1985 to 1992, Mr. Pfeil served in various positions, including Corporate Controller and Chief Financial Officer during the restructuring and turnaround of WorldCorp Inc. and its predecessor, World Airways Inc. Prior to 1985, he served for twelve years in various positions of increasing responsibility with Baker Hughes, a multi-national manufacturer of oil field equipment and provider of related engineering services. He received his M.B.A. and B.S. degree in Business Administration (Accounting) from California State University, Los Angeles.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth compensation paid by the Company for services rendered in the Company's last three completed fiscal years ending December 31, 1995, to the Company's chief executive officer and the four highest paid executives whose total compensation exceeded $100,000.

                        SUMMARY COMPENSATION TABLE (1)
                                                                                 LONG-TERM
                                                                                COMPENSATION
                                               ANNUAL COMPENSATION                 AWARDS
                                   -----------------------------------------  --------------
                                                                  OTHER
NAME AND PRINCIPAL                                 BONUS          ANNUAL           OPTIONS/      ALL OTHER
    POSITION             YEAR     SALARY ($)        ($)       COMPENSATION ($)     SARs(#)     COMPENSATION
- ------------------       ----     ---------        -----      ----------------     --------    ------------
Ray A. Fortney           1995      201,000                                        173,000
  President and CEO      1994      194,074                     17,574(2)           68,000        2,276(3)
                         1993       78,890(4)

John R. Holding          1995      150,749                     60,000(12)           6,000
  Former Vice            1994      138,219                     32,377(5)           41,000        3,265(3)
  President, CFO and     1993       68,750(6)                  69,563(7)           25,000
  Secretary

Lynne M. Heitman         1995      146,543(8)                  55,000(12)          25,000       25,577(9)
  Former CFO             1994      125,000
                         1993       76,667(11)

Kristin L. Allen         1995      125,865                                         36,000
  Vice President         1994      124,431
                         1993      125,000

Walter R. Bak            1995      112,062                                         34,000
  Vice President         1994      110,485                      3,600(10)


Jeffrey W. Cummings      1995      130,650                                         46,000
  Vice President         1994      118,688                     28,492(13)

Vincent Franceschi       1995      114,810                                         36,000
  Vice President         1994      110,255                     17,605(2)


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

(4) For the period August 9, 1993, the date Mr. Fortney's employment with the Company began, through December 31, 1993.

(5) Reimbursement of federal income tax differential of $22,336 attributable to relocation cost reimbursement, and payment of accrued vacation of $10,041.

(6) For the period June 16, 1993, the date Mr. Holding's employment with the Company began, through December 31, 1993.

(7) Reimbursement of $24,670 moving expenses and $44,893 closing costs in connection with the purchase of a home in the Puget Sound region.

(8) For the period January 1, 1995, to November 18, 1995, the date Ms. Heitman terminated employment with the Company.

(9)  Payment of outplacement fee of $8,750 and severance of $16,827.

(10) Payment of car allowance.

(11) For the period March 22, 1993, the date Ms. Heitman's employment with the Company began, through December 31, 1993.

(12) Relocation/Retention payments

(13) One time payment of accrued vaction (see note 2) and $19,000 employment contract buyout.
                                     42

OPTION GRANTS DURING 1995 FISCAL YEAR

The following table provides information related to options granted to the named executive officers during 1995.

                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                               POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                                                                               ANNUAL RATES OF STOCK
                                                                               PRICE APPRECIATION FOR
                              INDIVIDUAL GRANTS                                    OPTION TERM (1)
- ------------------------------------------------------------------------------  ----------------------
                                   % OF TOTAL
                                    OPTIONS/
                                  SARS GRANTED     EXERCISE OR
                    OPTIONS/SAR   TO EMPLOYEES        BASE          EXPIRATION
NAME                GRANTED (2)  IN FISCAL YEAR  PRICE ($/SH.) (3)     DATE        5% ($)     10% ($)
- --------------      -----------  --------------  -----------------  ----------     ------     -------
Ray A. Fortney       18,000(4)        5.0%            4.50            2/16/05      11,644      71,027
                     80,000(5)       22.1%            4.50            6/13/00          --      34,874
                     45,000(5)       12.4%            4.50            6/13/00          --      19,617
                     30,000(6)        8.7%            2.75           12/01/00      23,377      53,238

Kristen L. Allen      6,000(4)        1.7%            4.50            2/16/05       3,881      23,757
                     30,000(6)        8.3%            2.75           12/01/00      23,377      53,238

John R. Holding       6,000(4)        1.7%            4.50            2/16/05       3,881      23,757

Walter R. Bak         5,000(4)        1.4%            4.50            2/16/05       3,250      19,800
                      4,000(4)        1.1%            4.50            2/16/05       2,600      15,840
                     25,000(6)        6.9%            2.75           12/01/00      19,481      44,365

Jeffrey W. Cummings   6,000(4)        1.7%            4.50            2/16/05       3,881      23,757
                     20,000(6)        5.5%            3.25            7/31/00      24,835      50,172
                     20,000(6)        5.5%            2.75           12/01/00      15,585      35,492

Vincent Franceschi    6,000(6)        1.7%            4.50           02/16/05       3,881      23,757
                      5,000(4)        1.4%            4.50           02/16/05       3,250      19,797
                     25,000(6)        6.9%            2.75           12/01/00      19,481      44,365

Lynne M. Heitman     10,000(4)        2.8%            4.50           06/13/00          --       4,359
                     15,000(4)        4.1%            4.50           06/13/00          --       6,539

______________

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

(4) This represents the re-pricing of previously issued options, with a cliff vest date of January 1, 1998.

(5) Options are exercisable January 1, 1998.

(6) Options are exercisable with respect to 25% of the shares covered thereby on the anniversary of the exercise date in 1996, 1997, 1998 and 1999.

OPTION EXERCISES DURING 1995 AND YEAR END OPTION VALUES

The following table provides information related to options exercised by the named executive officers during the 1995 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights ("SARs").

                 AGGREGATED OPTION/SAR EXERCISES IN 1995 AND
                       YEAR END OPTION/SAR VALUE

                                                NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                     OPTIONS/SARS          IN-THE-MONEY OPTIONS/SARS
                                               AT DECEMBER 31, 1995 (#)   AT DECEMBER 31, 1995 ($) (1)
                                              --------------------------  ---------------------------
                     SHARES
                  ACQUIRED ON      VALUE
NAME              EXERCISE (#)  REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- --------------    ------------  ------------  -----------  -------------  -----------  -------------
Ray A. Fortney        --            --           12,500       210,500          --           --

Kristin L. Allen      --            --           23,250        43,750          --           --

Walter R. Bak         --            --            1,000        34,000          --           --

Jeffrey W. Cummings   --            --           23,750        47,250          --           --

Vince Franceschi      --            --                0        36,000          --           --

John R. Holding       --            --           21,250        44,750          --           --

(1) The closing price for the Company's common stock as reported by NASDAQ on December 31, 1995, was $2.25. Since the option exercise price for each officer is higher than the market price for the Company's Common Stock, no value is reported in the table.

                           TEN-YEAR OPTION REPRICINGS

                                                                                               LENGTH OF
                                                                                                ORIGINAL
                                               NUMBER OF                                        OPTION TERM
                                               SECURITIES   MARKET PRICE   EXERCISE              REMAINING
                                               UNDERLYING   OF STOCK AT      PRICE       NEW     AT DATE OF
                                              OPTIONS/SARS    TIME OF     AT TIME OF  EXERCISE   REPRICING
NAME                   POSITION       DATE      REPRICED     REPRICING     REPRICING   PRICE      (YEARS)
- -----------------   --------------   -------  ------------  ------------  ----------  --------  -----------
Kristin Allen       Vice President   2/16/95     6,000         3.13         9.50       4.50         4

Walter Bak          Vice President   2/16/95     5,000         3.13         9.25       4.50         4
                                     2/16/95     4,000         3.13         9.50       4.50         4

Jeffrey Cummings    Vice President   2/16/95     6,000         3.13         9.50       4.50         4

Ray Fortney         President and    2/16/95    18,000         3.13         9.50       4.50         4
                      CEO            6/13/95    80,000         3.00         6.25       4.50         4
                                     6/13/95    45,000         3.00         6.25       4.50         4

Vincent Franceschi  Vice President   2/16/95     5,000         3.13         9.25       4.50         4
                                     2/16/95     6,000         3.13         9.50       4.50         4

Lynne Heitman       Former CFO       6/13/95    15,000         3.00         6.13       4.50         4
                                     6/13/95    10,000         3.00         9.00       4.50         4

John Holding        Former CFO       2/16/95     6,000         3.13         9.50       4.50         4

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

COMPENSATION OF DIRECTORS AND STOCK OPTIONS FOR NON-EMPLOYEE DIRECTORS

During 1995, Directors of the Company, other than Mr. Fortney, were paid a fee of $750 for each Board of Directors meeting they attended, $750 for each committee meeting they attended, and a monthly retainer of $889 for the Chairman of the Board and $667 for all others. Mr. Fortney received compensation as a member of the management of the Company as indicated in the "Summary Compensation Table." The Chairman of the Board received stock options for 47,000 shares and the Vice Chairman of the Board received stock options for 50,000 shares. All other members of the Board received stock options for 2,000 shares except one who received 4,500.

Each present director of the Company who is not an employee of the Company is an "Eligible Director" for the grant of options under the Company's stock option plans, which plans contain a provision for annual non-discretionary option grants to all non-employee directors. On the first trading day of January of each year, each individual, who is on such date an eligible director, will be granted a nonqualified option to purchase 2,000 shares of the Company's common stock at 100% of the fair market value of the stock on the date of such grant. The grants for 1995 were made on January 3, 1995, at an option price of $3.125.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS

Officers and directors of the Company and greater than ten percent Shareholders are required to report to the Securities and Exchange Commission (the "Commission") on a timely basis certain changes in their legal or beneficial ownership of the Company's stock. Regulations promulgated by the Commission require the Company to disclose to its Shareholders any reporting violations occurring after May 1, 1991, that came to the Company's attention during the current fiscal year based on a review of the applicable filings required by the Commission to report such changes in legal or beneficial ownership. The Company believes that during the fiscal year ended December 31, 1995, its directors, executive officers, and principal shareholders filed all required forms.

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

PHILOSOPHY

The philosophy of the Company's executive compensation program is that compensation of executive officers, and in particular that of the President, should be directly and materially linked to both operating performance of the Company and to the interests of the Shareholders. In implementing this philosophy, the Company's policies integrate annual base compensation with incentive awards based upon corporate performance and individual initiatives and performance. Measurement of corporate performance is primarily based on Company-wide goals, while measurement of individual initiatives is primarily based on review of individual and operations performance goals.

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

BASE SALARY

Base salary levels for the Company's executive officers are set in the context of the Company's total compensation philosophy which is to align executive interests with the Shareholders and make a significant portion of their compensation opportunity contingent upon achieving performance goals. Executive base salaries are generally targeted near the median of companies in the power and environmental services markets and the service segment of general industry companies of comparable revenue size. These companies which are selected with the help of a compensation consultant retained by the Committee differ from the broader group of companies included in the Piper Jaffray Hazardous Remediation Disposal Index used in the stock performance graph which follows this report. Competitive data taken from available private and published survey sources is reviewed annually for this purpose.
In determining individual salary levels, the Committee takes into account the executive officer's experience, scope of responsibility, performance level, and relative impact on the Company's success. In 1994, on an overall basis, executive officers' base salaries were targeted at or slightly below the median in the most recent survey. There were no significant changes for 1995.

ANNUAL INCENTIVE COMPENSATION

The annual incentive compensation plan is a key element in the Company's pay for performance system and is the vehicle by which executive officers can increase their total compensation. Annual incentive compensation constitutes that portion of executive compensation that is at risk and is dependent on achievement of individual and Company performance objectives. The Company's objectives, which are not specifically weighted, are a combination of operating, financial, and strategic goals (such as profitability, revenue growth, productivity, and cash flow) that are considered to be critical to the Company's short and long-term financial success and its ability to build shareholder value. The Committee establishes Company-wide and individual goals annually with the President. The President develops individual performance goals for the other executives, which goals are approved by the Committee. The amount of the awards paid to executive officers at the end of the year varies depending upon the performance against the established Company-wide, operations, and individual goals. In determining the size of the awards, no single performance factor or formula is used because the Committee believes that the rigid application of quantitative performance measures would eliminate the consideration of qualitative factors critical to long-term strategic performance. Determination of awards for the President and other executive officers, however, emphasize overall Company performance. The Company-wide performance goals included budgeted levels of revenue growth, net income, and other strategic goals. The Committee determined that because the primary goal of net income was not met in 1994 or 1995, none of the Company's executive officers would receive any annual incentive compensation for 1994 or 1995.

The cash compensation for directors for 1995 was reinstated to the 1993 levels: $8,000 annual fee and a $750 meeting and committee meeting fee, together with the automatic annual grant of options for 2,000 shares for each director on the first day of business in January.

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

                                             J.E. (Ted) Ardell, III, Chairman
                                                          E. Linn Draper, Jr.
                                                            Fruzsina Harsanyi
                                           Members of the Human Resources and
                                                       Compensation Committee

                        STOCK PRICE PERFORMANCE GRAPH

The graph below compares the Company's five-year cumulative return on its common stock to the similar returns for (a) all stocks traded under the NASDAQ Composite and (b) the Piper Jaffray Hazardous Waste
Remediation/Disposal Index of 38 stocks (including the Company) of companies in the hazardous waste and environmental services industry.



                                  [GRAPH]





- --------------------------------------------------------------------------------------
                                       LEGEND
Symbol   Index Description  12/31/90  12/31/91  12/31/92  12/31/93  12/31/94  12/31/95
- ------   -----------------  --------  --------  --------  --------  --------  --------
  u      PIPER JAFFRAY        100.0     105.9      92.1      69.5      51.0      41.2
  n      VECTRA               100.0      91.8      91.8     138.8      53.1      36.7
  s      NASDAQ -             100.0     156.8     181.1     207.8     201.1     281.4
          COMPOSITE
- --------------------------------------------------------------------------------------

                                   PART IV

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as to the only persons or groups known by the Company to be the beneficial owners, as defined in Rule 13d-3 of the Securities and Exchange Commission, of more than five percent of the common stock of the Company on March 1, 1996, as well as the Company's directors, the Company's chief executive officer, the Company's four highest paid executives and for all directors and officers as a group.

                                                NUMBER OF     PERCENT OF
           NAME AND ADDRESS                     SHARES(1)      CLASS(1)
           ----------------                    ------------   ----------
           OWNERS OF MORE THAN 5%

           Combustion Engineering, Inc.        1,714,503(2)     21.9%
           900 Long Ridge Road
           Stamford, Connecticut 06904

           Orien Ventures                        634,885(3)      8.1%
           5520 SW MacAdam Avenue
           Suite 112
           Portland, Oregon 97201

           Cable & Howse Ventures                559,597(4)      7.1%
           Security Pacific Bank Plaza
           777-108th Avenue N.E.
           Suite 2300
           Bellevue, Washington 98004


                                                     NUMBER OF     PERCENT OF
           NAME                                      SHARES(1)      CLASS(1)
           ----                                     ------------   ----------
           DIRECTORS

           J.E. (Ted) Ardell, III                     15,500(5)         *
           Albert J. Baciocco, Jr.                    25,000(6)         *
           E. Linn Draper, Jr.                        16,700(7)         *
           Ray A. Fortney                             33,500(8)         *
           Fruzsina Harsanyi                           4,500(5)         *
           Elwood D. Howse, Jr.                      559,597(4)        7.1%
           Edward J. Keith                            25,500(5)         *
           Roy Kirkorian                                                *

           EXECUTIVE OFFICERS FOR FISCAL YEAR 1995

           Walter R. Bak                               1,000            *
           Vince Franceschi                                             *
           John R. Holding                            21,250(5)         *
           Kristin L. Allen                           23,250(5)         *
           Jeffrey W. Cummings                        23,755(5)         *
           Thomas Pfeil                                                 *
           All Directors and Officers as a
            group (25 persons)(1), (3), (4), (9)   1,517,983          19.4%

_____________________

*Less than 1%.

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

(2) Combustion Engineering, Inc. is an indirect wholly-owned subsidiary of ABB Asea Brown Boveri Ltd, a Swiss company.

(3) Includes 615,385 shares held by Orien II, L.P., and 17,500 shares which may be purchased by Mr. Miadich within 60 days of March 1, 1996, pursuant to outstanding stock options. Mr. Miadich may be deemed a beneficial owner of such shares by reason of his position as a partner in Orien II, L.P. Mr. Miadich shares the power to dispose of and vote the shares held by that partnership with the other general partner. Mr. Miadich disclaims beneficial ownership of the 615,385 shares owned by Orien II, L.P.

(4) Includes 520,625 shares held by CH Partners III and 18,472 shares held by CH Partners II and 10,500 shares which may be purchased by Mr. Howse pursuant to outstanding stock options within 60 days of March 1, 1996. Mr. Howse may be deemed a beneficial owner of the shares owned by CH Partners II and III by reason of his position as a general partner of such entities. Mr. Howse has the sole power to vote 539,097 of these shares, including the shares held by CH Partners III and CH Partners II. Mr. Howse shares the power to dispose of the shares held by those partnerships with the other general partners.

(5) Represents shares which may be purchased within 60 days of March 1, 1996, pursuant to outstanding stock options.

(6) Includes 10,000 shares which may be purchased within 60 days of March 1, 1996, pursuant to outstanding stock options.

(7) Includes 10,000 shares which may be purchased within 60 days of March 1, 1996, pursuant to outstanding stock options.

(8) Includes 12,500 shares which may be purchased within 60 days of March 1, 1996, pursuant to outstanding stock options, 20,000 shares owned by Mr. Fortney and 1,000 shares owned by Mr. Fortney's parents. Mr. Fortney may be deemed a beneficial owner of such shares.

(9) Includes a total of 301,320 shares which may be purchased within 60 days of March 1, 1996, pursuant to outstanding stock options.

On March 1, 1996, Cede & Co., the nominee of the Depository Trust Company, held of record 4,299,443 shares or 54.9 percent of the outstanding shares of common stock, all of which was held for the accounts of member firms of the New York Stock Exchange, the American Stock Exchange and various institutions participating in the facilities of the Depository Trust Company. The Company has no knowledge that any person owns beneficially five percent or more of the outstanding shares of common stock which are held in the name of Cede & Co.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

                                                                                       PAGE
                                                                                       ----
          (a)  1.  FINANCIAL STATEMENTS
                   Report of Ernst & Young LLP, Independent Auditors                    22

                   Consolidated Statements of Operations for each of the three years
                   in the period ended December 31, 1995                                23

                   Consolidated Balance Sheets at December 31, 1995, and
                   January 1, 1995                                                      24

                   Consolidated Statements of Shareholders' Equity for each of the
                   three years in the period ended December 31, 1995                    25

                   Consolidated Statements of Cash Flows for each of the three years
                   in the period ended December 31, 1995                                26

                   Notes to Consolidated Financial Statements                           27

               2.  FINANCIAL STATEMENT SCHEDULES

                   Schedule II - Valuation and Qualifying Accounts is filed
                   as a part of this annual report.                                     55

                   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and Notes thereto.

               3.  EXHIBITS

                   The exhibits listed on the accompanying index to exhibits are filed as part of this annual report. See page 53 for index to exhibits.

          (b)  REPORTS ON FORM 8-K

                       None.

                          VECTRA TECHNOLOGIES, INC.
                             INDEX TO EXHIBITS
                                ITEM 14(a)

   EXHIBIT
   NUMBER                             DESCRIPTION                                               REFERENCE
- ---------------------------------------------------------------------------------------------------------
     3.1
                Articles of Incorporation as amended..........................................      C

     3.2        Restated Bylaws as amended ...................................................      A

    10.1        1983 Amended and Restated Stock Option Plan...................................      A

    10.2        1988 Stock Option Plan as amended.............................................      B

    10.3        1993 Stock and Incentive Plan.................................................      C

    10.4        Executive Employment Agreement with Kristin L. Allen dated April 6, 1992......      B

    10.5        Executive Employment Agreement with Ray A. Fortney dated August 1, 1993.......      C

    10.6        First Amendment to the Term Loan Agreement among VECTRA Technologies,
                Inc., the banks named herein and Banque Paribas as Agent and Banque
                Nationale de Paris as Managing Agent dated November 13, 1995..................

    10.7        Second Amendment to the Term Loan Agreement among VECTRA Technologies,
                Inc., the banks named herein and Banque Paribas as Agent and Banque
                Nationale de Paris as Managing Agent dated December 26, 1995..................

    10.8        Third Amendment to the Term Loan Agreement among VECTRA Technologies,
                Inc., the banks named herein and Banque Paribas as Agent and Banque
                Nationale de Paris as Managing Agent dated March 29, 1996.....................

    10.9        Fourth Amendment to the Term Loan Agreement among VECTRA Technologies,
                Inc., the banks named herein and Banque Paribas as Agent and Banque
                Nationale de Paris as Managing Agent dated April 15, 1996.....................

    10.10       Fourth Amendment to the Credit  Agreement among VECTRA Nevada, Inc., the banks named herein and Banque Paribas as Agent and Banque Nationale de
                Paris as Managing Agent and Bank Hapoalim as a Bank dated December 26, 1995...

    10.11       Sixth Amendment to the Credit  Agreement among VECTRA Nevada, Inc., the banks named herein and Banque Paribas as Agent and Banque Nationale de
                Paris as Managing Agent and Bank Hapoalim as a Bank dated March 29, 1996......

    10.12       Seventh Amendment to the Credit  Agreement among VECTRA Nevada, Inc., the banks named herein and Banque Paribas as Agent and Banque Nationale de Paris as Managing Agent and Bank Hapoalim as a Bank dated April 15, 1996...

    10.13       Stock Purchase Agreement dated as of June 30, 1995,  by and among VECTRA
                Technologies, Inc., VECTRA Services, Inc. and Westinghouse Electric
                Corporation, through its Nuclear Products Division............................

    11          Statement regarding computation of per share earnings.........................     55

    21          Subsidiaries of the Company...................................................     58

    23          Consent of Ernst & Young LLP, Independent Auditors............................     59

    27          Financial Data Schedule



Exhibits in the preceding Exhibit Index designated by an alphabetical reference were filed in the report with the same alphabetical reference as indicated below:

(A) Incorporated herein by reference from the Company's Annual Report for 1987 on Form 10-K, filed March 23, 1988.

(B) Incorporated herein by reference from the Company's Annual Report for 1992 on Form 10-K, filed March 30, 1993.

(C) Incorporated herein by reference from the Company's Annual Report for 1993 on Form 10-K, filed March 30, 1994.

(D) Incorporated herein by reference from the Company's Current Report on Form 8K, filed July 12, 1995.

Except as otherwise set forth herein, all exhibits incorporated by reference bear the same exhibit numbers as in the documents from which they are incorporated.

Copies of Exhibits will be furnished upon written request to Vice President, Finance, VECTRA Technologies, Inc., 5000 Executive Parkway, Suite 500, San Ramon, CA 94583. The cost of all copies is $0.25 per page.

                          VECTRA TECHNOLOGIES, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           FISCAL YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND
                              DECEMBER 31, 1993


                          BALANCE AT                         ADDITIONS                    BALANCE AT
                         BEGINNING OF     ADDITIONS DUE      CHARGED TO                     END OF
                            PERIOD        TO ACQUISITION     OPERATIONS     DEDUCTIONS      PERIOD
                         ------------     --------------     ----------     ----------    ----------
Allowance for contract
adjustments:
    1995                   $384,343          $   --           $650,775       $250,070      $785,048
    1994                   $ 34,349          $413,734         $178,681       $242,421      $384,343
    1993                   $   --            $ 34,349         $   --         $   --        $ 34,349


                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VECTRA TECHNOLOGIES, INC.

          April 15, 1996               By  /s/ Ray A. Fortney
                                         -------------------------------------
                                           Ray A. Fortney
                                           President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 15, 1996.

     /s/ Ray A. Fortney              President, Chief Executive Officer and Director
- --------------------------------     (Principal Executive Officer)
     (Ray A. Fortney)

     /s/ Thomas B. Pfeil             Vice President, Finance
- --------------------------------     (Principal Financial and Accounting Officer)
     (Thomas B. Pfeil)

     /s/ Edward J. Keith             Edward J. Keith, Chairman of the Board and Director
- --------------------------------
     (Edward J. Keith)

     /s/ Roy Kirkorian               Roy Kirkorian, Vice Chairman and Director
- --------------------------------
     (Roy Kirkorian)

     /s/ J. E. Ardell, III           J. E. Ardell, III, Vice Chairman of the Board and Director
- --------------------------------
     (J. E. Ardell, III)

     /s/ A. J. Baciocco, Jr.         A. J. Baciocco, Jr., Director
- --------------------------------
     (A. J. Baciocco, Jr.)

     /s/ E. Linn Draper, Jr.         E. Linn Draper, Jr., Director
- --------------------------------
     (E. Linn Draper, Jr.)

     /s/ Fruzsina Harsanyi           Fruzsina Harsanyi,, Director
- --------------------------------
     (Fruzsina Harsanyi))

     /s/ Elwood D. Howse, Jr.        Elwood D. Howse, Jr., Director
- --------------------------------
     (Elwood D. Howse, Jr.)
