Form 10-Q
period 1996-03-31
VECTRA TECHNOLOGIES INC
filed 1996-05-10
CIK 782379

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996   Commission File Number:  0-14618
                          -----------------------------

                            VECTRA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


       Washington                                      91-1160888
(State of incorporation)                  (I.R.S. Employer Identification No.)

                        5000 Executive Parkway, Suite 500
                              San Ramon, CA  94583
                    (Address of principal executive offices)
                                 (510) 275-4500
                         (Registrant's telephone number)
                        ---------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      [ X ]     No [   ]

THERE WERE 7,833,527 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 1, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          FINANCIAL STATEMENTS TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Condensed Consolidated Balance Sheets as of March 31, 1996,
  and December 31, 1995................................................. 3 & 4

Condensed Consolidated Statements of Operations for the Three Months
  Ended March 31, 1996, and April 2, 1995................................  5

Condensed Consolidated Statements of Cash Flow for the Three Months
  Ended March 31, 1996, and April 2, 1995................................  6

Notes to Condensed Consolidated Financial Statements....................  7 & 8

                            VECTRA TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                     March 31,    December 31,
                                                       1996           1995
                                                    (unaudited)     (audited)
                                                    -----------   ------------
ASSETS
Current Assets
   Cash and cash equivalents                         $    2,228    $     2,834
   Securities available for sale                          1,031          1,274
   Accounts receivable, net of
     allowance ($785 in 1996 and in 1995)                21,133         21,065
   Costs and estimated earnings
     in excess of billings on uncompleted contracts       1,521          1,665
   Refundable income tax prepayments                         --            600
   Inventories                                            1,672          1,176
   Prepaid expenses                                         931            720
                                                       --------       --------
       Total Current Assets                              28,516         29,334
                                                       --------       --------
Property, Plant and Equipment, at cost
   Land                                                      94             94
   Buildings                                                359            359
   Machinery and equipment                                8,742          8,707
   Construction in progress                              10,002          9,011
   Furniture and fixtures                                 2,591          2,587
                                                       --------       --------
       Total Property, Plant and Equipment               21,788         20,758
   Less accumulated depreciation                          9,030          8,614
                                                       --------       --------
       Net Property, Plant and Equipment                 12,758         12,144
                                                       --------       --------

Costs in excess of net assets of acquired
  businesses, net of accumulated amortization              14,780         14,780
Licenses, patents and other intangibles,
  at cost, net of accumulated amortization                  1,207          1,200

Investments and long-term prepaid costs                     3,203          3,305
Other assets                                                   62             66
                                                         --------       --------
       Total Assets                                      $ 60,526       $ 60,829
                                                         --------       --------
                                                         --------       --------


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (in thousands, except share data)

                                                     March 31,       December 31,
                                                       1996              1995
                                                    (unaudited)       (audited)
                                                    -----------      ------------
LIABILITIES
Current Liabilities
  Note payable to banks                             $   12,389        $       --
  Accounts payable                                       9,276            10,762
  Accrued payroll and related expenses                   7,062             6,011
  Other accrued liabilities                              6,567             6,742
  Billings in excess of costs and
    estimated earnings on uncompleted contracts          2,582             2,288
  Long-term debt due within one year                     4,827                --
                                                    ----------         ---------
      Total Current Liabilities                         42,703            25,803
                                                    ----------         ---------
  Long-term debt                                            --            17,216
  Deferred lease incentive                                 409               424
                                                    ----------         ---------
      Total Liabilities                                 43,112            43,443
                                                    ----------         ---------
SHAREHOLDERS' EQUITY
  Class A Preferred Stock, 4,100,000 shares
    authorized, none issued and outstanding                 --                --
  Common Stock, $0.01 par value, 30,000,000
    shares authorized; 7,833,527 shares
    issued and outstanding in 1996
    7,833,527 shares issued and outstanding
    in 1995                                             44,960            44,960
  Accumulated deficit                                  (27,546)          (27,574)
                                                    ----------         ---------
      Total Shareholders' Equity                        17,414            17,386
                                                    ----------         ---------
      Total Liabilities and Shareholders' Equity    $   60,526         $  60,829
                                                    ----------         ---------
                                                    ----------         ---------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VECTRA TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                (unaudited)

                                                             Three Months Ended
                                                         ---------------------------
                                                           March 31,       April 2,
                                                             1996            1995
                                                         ------------     ----------
Revenues                                                  $   24,497       $  38,651
Operating costs                                               17,478          27,450
                                                         ------------     -----------
Gross profit                                                   7,019          11,201
Research and development expenses                                 17              29
Selling, general and administrative expenses                   6,493          10,214
                                                         ------------     -----------
Operating income                                                 509             958
Interest expense, net                                            463             755
                                                         ------------     -----------
Income before income taxes                                        46             203
Provision for income taxes                                         6              40
                                                         ------------     -----------
Net income                                                $       40       $     163
                                                         ------------     -----------
                                                         ------------     -----------
Net income per share                                      $     0.01       $    0.02
                                                         ------------     -----------
                                                         ------------     -----------
Number of shares used to calculate net
  income per share                                         7,833,527       7,888,445
                                                         ------------     -----------
                                                         ------------     -----------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (in thousands)
                               (unaudited)

                                                                        Three Months Ended
                                                                     ---------------------------
                                                                     March 31,          April 2,
                                                                       1996               1995
                                                                     ---------          --------
Cash flows from operating activities:
   Net income                                                              $40              $163
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        514             1,589
      Increase (decrease) in cash from changes in operating
         working capital:
         Accounts receivable and billings                                  970            (6,374)
         Inventories and prepaid expenses                                 (707)             (480)
         Accounts payable and accrued expenses                            (610)            6,545
                                                                     ---------          --------
Net cash provided by operating activities                                  207             1,443
                                                                     ---------          --------
Cash flows from investing activities:
   (Decrease) increase in securities available for sale                    231              (129)
   Capital expenditures                                                 (1,048)           (2,274)
   Decrease in other assets                                                  4                 6
                                                                     ---------          --------
Net cash used in investing activities                                     (813)           (2,397)
                                                                     ---------          --------
Cash flow from financing activities:
   Repayment of long-term debt                                              --              (750)
                                                                     ---------          --------
Net cash used in financing activities                                       --              (750)
                                                                     ---------          --------

Net decrease in cash                                                      (606)            (1,704)

Cash and cash equivalents at beginning of period                         2,834              3,427
                                                                     ---------          --------
Cash and cash equivalents at end of period                           $   2,228              1,723
                                                                     ---------          --------
                                                                     ---------          --------
Cash paid for interest                                               $     430               594

Cash paid for income taxes                                           $      --          $     --



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of VECTRA Technologies, Inc. ("VECTRA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations, have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

     2.   EARNINGS PER SHARE

     Net income per share is based upon the weighted average number of common shares outstanding during each period plus the dilutive effect of stock options and warrants. Net income per share on a fully diluted basis was the same as the primary income per share.

     3.   INDEBTEDNESS TO BANKS

     At March 31, 1996, the Company had both a revolving credit facility and long-term loans with banks. These facilities originally carried an interest rate equal to the banks' base rate plus 1.0% to 1.5% or the Eurodollar rate plus 2.0% to 2.5%. The Eurodollar option has been eliminated for the revolving credit facility effective March 31, 1996.

     On April 15, 1996, the Company entered into amendments to its revolving credit facility and term loan agreements with the Banks. Under these amendments, all outstanding borrowings under the revolving credit facilities and the term loan agreements will be due on January 2, 1997. These amendments also establish new financial covenants for 1996. As a result of these amendments, the Company incurred additional bank fees of approximately $1.1 million due January 2, 1997, or upon repayment of the outstanding borrowings. The Company also agreed to issue warrants to the Banks to purchase up to 6% of the Company's outstanding common stock on a fully diluted basis at $0.01 per share, reprice previously earned warrants to purchase 830,060 shares of common stock from $2.94 to $0.01 per share and pay fees to the Banks, deferred until January 2, 1997, of up to $600,000 in the event that the Company does not achieve certain financial milestones in 1996. The Company may elect to defer a $750,000 principal payment due September 30, 1996, to January 2, 1997, by incurring a deferred fee of $150,000. Under the revolving credit facility, the Company may elect to defer a $600,000 principal payment due on June 30, 1996, to January 2, 1997, by incurring a deferred fee of $100,000. In addition, the Company may elect to defer a $625,000 principal payment due on September 15, 1996, to January 2, 1997, by incurring a deferred fee of $100,000. The amendments also specify that any proceeds from the sale of operations be used to repay indebtedness to the Banks (unless modified or waived by the Banks).

     As of April 15, 1996, the Company has reserved 1,300,977 shares of common stock for warrants earned by the Banks, and in the future, the Company may be obligated to issue to the Banks warrants to purchase up to an additional 8% of the Company's outstanding common stock on a fully diluted basis.

4.   CONTINGENCIES

     The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company. The Company's general liability risk insurance excludes professional errors and omissions. Such insurance is purchased on a contract specific basis as required by the customer. As of March 31, 1996, the Company has accrued approximately $613,000 for unreported and/or potential losses. Actual self-insurance losses may differ from such estimates and such differences could be material to the financial statements.

     The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

     5.   SUBSEQUENT EVENTS

     Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce borrowings under, and the maximum amount of, the Company's revolving credit facility by $1.1 million and the balance was added to working capital. For the three months ended March 31, 1996, VECTRA UK generated revenues of approximately $2.5 million and operating income of approximately $0.2 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS

This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. VECTRA Technologies, Inc.'s ("VECTRA" or the "Company") actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 1. BUSINESS in the Company's 1995 Annual Report on Form 10-K.

DIVESTITURES

On March 21, 1996, the Company signed a letter of intent that could lead to Duke Engineering & Services, Inc. ("DE&S") acquiring VECTRA's engineering services. The proposed sale is contingent on negotiation and execution of a definitive purchase agreement, government approvals, approval of VECTRA's shareholders and DE&S's board of directors, and other conditions. If the sale is consummated under this letter of intent, the Company expects to receive gross proceeds of approximately $27.5 million in cash subject to adjustment for the actual net book value of the tangible assets ultimately sold.

Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. For the three months ended March 31, 1996, VECTRA UK generated revenues of approximately $2.5 million and operating income of approximately $0.2 million.

RESULTS OF OPERATIONS

          THE THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTHS
                ENDED APRIL 2, 1995

REVENUES Total revenues decreased $14.2 million (36.6%) to $24.5 million in the three month period ended March 31, 1996, from $38.7 million in the comparable period in 1995. The decrease in revenues for the quarter is attributable to the sale of the Plant Services operations in June 1995; decreased activity in nuclear engineering; and lower revenue in the fuel services operations relating to the completion of a large contract during 1995. Revenues may significantly differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

GROSS PROFIT   Total gross profit percentage remained relatively consistent in the 1996 and 1995 periods, 28.7% and 29.0% , respectively. Excluding the effect of the Plant Service operations which were sold in June 1995, gross profit increased to 28.7% in the first quarter of 1996 from 25.4% in the first quarter of 1995. Gross profit increased in all areas, but the increase was strongest in the Company's Waste and Fuel Service operations. Each of the Company's contracts is negotiated independently and varies as to profitability and, due to changes in the mix of contracts, the Company's gross profit may vary significantly from quarter to quarter. The timing and actual performance by the Company in fulfilling its major contracts also affect the Company's gross profit.

EXPENSES The Company's selling, general and administrative ("S, G & A") expenses decreased $3.7 million (36.4%) to $6.5 million in the first quarter of 1996 from $10.2 million in the first quarter of 1995. The primary cause of this reduction in overhead expenses was an approximate $2.6 million decrease in general and administrative expense as a result of lower staff levels and other cost cutting measures. S, G & A expenses decreased approximately $0.6 million as a result of the sale of the Plant Services operations in June 1995. Amortization expense decreased $0.5 million primarily as a result of the Company's write off of intangible assets in December 1995 based upon negotiations regarding the potential sale of the Company's engineering operations.

NET INCOME Net income decreased $0.1 million to approximately $40,000 in the first quarter of 1996 from $163,000 in the first quarter of 1995. This decrease is primarily due to reductions in revenue offset by curtailed overhead costs, as indicated above, and to reduced interest expense reflecting lower levels of bank debt.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased to $0.2 million in the three months ended March 31, 1996, from $1.4 million in the three months ended April 2, 1995. This $1.2 million decrease is primarily the result of decreased net cash provided by operating activities in 1996 as a result of reduced net income, as detailed above, and lower levels of depreciation and amortization, non cash items reflected in the calculation of net income, due to asset sales and write offs in the last three quarters of 1995. Operating working capital in 1996 reflects an approximate aggregate $0.3 million shortfall of accounts receivable reductions keeping pace with increased levels of inventory and overall reductions in the level of accounts payable.

Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

The $0.8 million cash used by investing activities in the first three months of 1996 was primarily the result of capital expenditures for equipment acquired to fulfill new contracts won by the Company's waste services operations.

The Company's loan covenants with Banque Paribas and Banque Nationale de Paris (the "Banks") restrict capital expenditures to a maximum amount of $3.3 million during 1996. The majority of the Company's capital expenditures in 1996 are expected to be incurred for equipment used for processing radioactive waste volume reduction and dewatering systems in its waste services operations. Additionally, the Company's fuel services operations have capital requirements primarily for licenses and high-level waste transportation equipment and the Company's engineering services operations have modest capital requirements mainly for computer equipment. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive and make significant investments in capital equipment to increase its revenue. The Company anticipates that much of its 1996 capital equipment acquisitions will be financed through cash flows from then new, concurrent customer contracts. The Company had contractual capital acquisition commitments of approximately $40,000 as of March 31, 1996, and expects to fund these commitments from cash generated through operations.

In the first quarter of 1996 the Company had no funds used or provided by financing activities. As detailed below, the Company has negotiated with its Banks to defer principal payments in the first and second quarter of 1996 under its term loan agreement.


     TERM LOAN

The Company borrowed $15.0 million from the Banks on January 6, 1994, maturing on December 31, 1998 (the "Term Loan"). In connection with this loan, the Company paid the Banks a $375,000 closing fee and issued warrants to the Banks to purchase 830,060 shares of the Company's common stock at $8.17 per share, exercisable through January 7, 1999 (the "Original Warrants"). The agreement with the Banks specifies certain negative, affirmative and financial covenants including, without limitation, covenants with respect to debt/capital ratio, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company.

In September 1995, the Company failed to meet certain measures of financial performance as required by covenants contained in the Term Loan agreement and received a waiver of the Term Loan's financial covenants and a waiver of the scheduled September 30 and December 31, 1995 principal payments. Additionally, the Banks acquired the rights to reprice the Original Warrants to $0.01 per share if, among other things, all obligations to the Banks were not repaid in full by March 31, 1996. Also at this time, the Banks made available to the Company and additional $3.0 million facility associated with the Term Loan for capital expenditures ("Tranche B"). Tranche B was initially scheduled to mature on March 31, 1996 and provided for warrants expiring September 20, 2000, equal to a maximum (based on the Company's usage and repayment of this facility) of 6% of the Company's outstanding common stock at $0.01 per share. By the end of the fourth quarter of 1995, the Company had fully used this facility by borrowing $3.0 million and then repaying $1.1 million obtained from the final escrow payment from the Plant Services sale, resulting in a balance outstanding under Tranche B of $1.9 million at March 31, 1996. Based on this usage, the Banks acquired the rights to warrants to purchase 392,431 shares of the Company's common stock at $0.01 per share.

In December 1995, the Banks made available to the Company an additional $1.0 million working capital facility associated with the Term Loan which was scheduled to mature on March 31, 1996 ("Tranche C"). Tranche C had an associated fee of $125,000, payment of which is deferred, and provided for warrants expiring December 26, 2000, equal to a maximum (based on the Company's usage and repayment of this facility) of 2% of the Company's outstanding common stock at $0.01 per share. The Company did not use this facility through March 31, 1996. At December 31, 1995, the Banks had acquired the rights to purchase 78,335 shares of the Company's common stock at $0.01 per share, and such warrants were valued at $107,000. Another 78,335 shares of common stock at $0.01 are due to the Banks if the loan is used and not repaid by a specific date.

In March 1996, the Banks extended the due date of the borrowings under Tranche B and Tranche C through April 15, 1996.

In April 1996, the Banks extended the due date of the borrowings under Tranche B and Tranche C through January 2, 1997; waived the scheduled March 31 and June 30, 1996 Term Loan principal payments; reset the financial covenants for the quarters ending December 31, 1995, through the terms of the loans; and restored the Original Warrants to an exercise price of $2.94 per share. For these actions, the Banks required a fee of $950,000, payment of which is deferred until January 2, 1997. If, among other things, the Company's total obligation to the Banks is not repaid in full before August 31, 1996, this agreement contains maximum penalties of $600,000 which will also be deferred to January 2, 1997. This will also trigger the repricing of the Original Warrants to $0.01 per share and issuing the Banks rights to purchase approximately 550,000 shares of the Company's common stock at $0.01 per share. The Company may also elect to defer the $750,000 payment due September 30, 1996, to January 2, 1997, by incurring a fee of $150,000, payment of which is deferred. The Company anticipates, that the sales proceeds from the sale of assets from the DE&S letter of intent will be sufficient to avoid these penalties. However, there can not be any assurances, expressed or implied, that the sale will be consummated.


     REVOLVING CREDIT AGREEMENT

The Company entered into a $25.0 million revolving credit agreement (the "Credit Agreement") with the Banks on January 6, 1994, which originally matured on December 31, 1995. Borrowings under the Credit Agreement are limited by the lesser of a percentage of eligible trade accounts receivable (the "Borrowing Base") or the maximum amount of the facility. The amount of funds available is subject to fluctuation of accounts receivable. In October 1994, the maximum amount of the facility was reduce to $22.5 million.

In June 1995, utilizing a portion of the proceeds from the sale of the Plant Services operations, the Company repaid $6.6 million of the amount then outstanding under the Credit Agreement. The maximum amount of the Credit Agreement was reduced to $12.5 million and the Banks were paid a fee of $100,000.

In December 1995, the Credit Agreement's maturity was extended to March 31, 1996, in consideration for an amendment fee of $125,000, of which the payment of $100,000 was deferred.

In March 1996, the Credit Agreement's maturity was extended to April 15,
1996.

In April 1996, the Credit Agreement's maturity was extended to January 2, 1997 and its applicable interest rate was increased by approximately three percentage points to the bank's prime rate plus 1.5% and the Eurodollar rate option was eliminated. If the Company does not reduce the outstanding balance of the Credit Agreement and its maximum amount by a minimum of $1.0 million from the sale of assets by May 31, 1996, this agreement contains a penalty of $200,000, payment of which is also deferred: The Company complied with this requirement by remitting $1.0 million of the sale proceeds of VECTRA UK on April 30, 1996. Additionally, the Company has the requirement of either reducing the amount outstanding and maximum amount of the Credit Agreement by $600,000 by June 30, 1996, or incurring a fee of $100,000, payment of which is also deferred. Similarly, the Company may elect to defer a $625,000 payment due on September 15, 1996, to January 2, 1997, by incurring a fee of $100,000, payment of which is deferred. For these actions, the Company incurred a fee of $125,000, payment of which is deferred until January 2, 1997.

SUMMARY OF INTEREST, FEES (PAID & DEFERRED) AND WARRANTS ISSUED TO THE BANKS

                                                          NUMBER OF     AMOUNT
               ITEM                             NOTE       SHARES       ($000)
- -------------------------------------------     ----      ---------     ------
Interest Paid, Inception
to April 15, 1996                                                na     $4,054

Fees Billed, Inception to April 15, 1996          1              na      1,865

Fees Deferred, Inception to
April 15, 1996                                    2              na      1,450

Warrants exercisable at $2.9375                   3         830,060        822

Warrants exercisable at $0.01                     3         470,917      1,232
- -------------------------------------------     ----      ---------     ------
     Total                                                1,300,977     $9,423
                                                          =========     ======

Notes:
     1 Includes fees paid to the Banks and the Banks' attorneys and accountants.
     2 Fees deferred until the earlier of the liquidation of all obligations to the Banks or January 2, 1997.
     3 Warrants valued by management using Black Scholes valuation model with April 9, 1996, market data.


On January 2, 1997, the indebtedness to the Banks under the Term Loan and revolving Credit Agreement which could amount to as much as $18.2 million plus deferred fees of up to $2.4 million will become due. All proceeds from the sale of assets covered under the DE&S letter of intent described above are to be applied against the outstanding bank borrowings. However, there can be no assurance, expressed or implied, that this sale will be completed on terms acceptable to the Company.

The Company believes that cash and cash equivalents at March 31, 1996, together with cash generated from operations will be adequate to meet its cash needs through December 31, 1996. Management is committed to decreasing costs in order to bring the Company to profitable operations and will continue to make substantial expense reductions in 1996.

                         PART II -- OTHER INFORMATION


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

Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. For the three months ended March 31, 1996, VECTRA UK generated revenues of approximately $2.5 million and operating income of approximately $0.2 million.

In April 1996, the Company was notified by the NASDAQ Stock Market, Inc. that the Company may no longer meet the minimum requirements for continued inclusion in the NASDAQ Stock Market. The Company has requested a temporary waiver to allow continued inclusion until the current cash raising activities are concluded. In the future, the Company anticipates, but can give no assurances, expressed or implied, to meet the NASDAQ minimum requirements and to continue to be listed in the NASDAQ Stock Market.


ITEM 6.   EXHIBITS

Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VECTRA TECHNOLOGIES, INC.

May 10, 1996                  By /s/ RAY A. FORTNEY
                                 -----------------------------------
                                 Ray A. Fortney
                                 President, Chief Executive Officer

May 10, 1996                  By /s/ THOMAS B. PFEIL
                                 -----------------------------------
                                 Thomas B. Pfeil
                                 Chief Financial Officer