Form 10-Q
period 1996-06-30
VECTRA TECHNOLOGIES INC
filed 1996-08-12
CIK 782379

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                          ---------------------------------
                                      FORM 10-Q
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996    Commission File Number:  0-14618


                ------------------------------------------------------


                              VECTRA TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)


         Washington                         91-1160888
    (State of incorporation) (I.R.S. Employer Identification No.)


                          5000 Executive Parkway, Suite 300
                                 San Ramon, CA  94583
                       (Address of principal executive offices)


                                    (510) 275-4500
                           (Registrant's telephone number)


                ------------------------------------------------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     [ X ]     No [    ]

               THERE WERE 7,833,527 SHARES OF REGISTRANT'S COMMON STOCK
                           OUTSTANDING AS OF JULY 15, 1996.



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        FINANCIAL STATEMENTS TABLE OF CONTENTS


                                                                     Page
                                                                --------------

Condensed Consolidated Balance Sheets as of June 30, 1996, and
    December 31, 1995                                                3 & 4
Condensed Consolidated Statements of Operations for the Three
    Months Ended June 30, 1996, and July 2, 1995                       5

Condensed Consolidated Statements of Operations for the Six
    Months Ended June 30, 1996, and July 2, 1995                       6

Condensed Consolidated Statements of Cash Flow for the Six
    Months Ended June 30, 1996, and July 2, 1995                       7

Notes to Condensed Consolidated Financial Statements                   8

                              VECTRA TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)


                                                    June 30,
                                                      1996          December 31,
                                                  (unaudited)          1995
                                                  -----------       ------------

ASSETS
Current Assets
    Cash and cash equivalents                       $   2,575        $    2,834

    Securities available for sale                       1,033             1,274

    Accounts receivable, net of allowance
    ($785 in 1996 and 1995)                            16,658            21,065

    Costs and estimated earnings in excess of
      billings on uncompleted contracts                 2,366             1,665

    Refundable income tax prepayments                      --               600

    Inventories                                         1,930             1,176

    Prepaid expenses                                      896               720
                                                  -----------       -----------
         Total Current Assets                          25,458            29,334
                                                  -----------       -----------

Property, Plant and Equipment, at cost
    Land                                                   94                94

    Buildings                                             200               359

    Machinery and equipment                             8,229             8,707

    Construction in progress                           10,301             9,011

    Furniture and fixtures                              2,540             2,587
                                                  -----------       -----------
         Total Property, Plant and Equipment           21,364            20,758

    Less accumulated depreciation                       8,806             8,614
                                                  -----------       -----------

         Net Property, Plant and Equipment             12,558            12,144
                                                  -----------       -----------


Costs in excess of net assets of acquired
    businesses, net of accumulated amortization        14,780            14,780

Licenses, patents and other intangibles, at
    cost, net of accumulated amortization               1,942             1,200

Investments and long-term prepaid costs                 3,262             3,305

Other assets                                               80                66
                                                 ------------      ------------
         Total Assets                              $   58,080        $   60,829
                                                 ------------      ------------
                                                 ------------      ------------



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               VECTRA TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          (in thousands, except share data)


                                                    June 30,
                                                      1996        December 31,
                                                   (unaudited)        1995
                                                   -----------   --------------
LIABILITIES
Current Liabilities
    Note payable to banks                           $   10,820        $      --
    Accounts payable                                     8,027           10,762
    Accrued payroll and related expenses                 6,455            6,011
    Other accrued liabilities                            6,885            6,742
    Billings in excess of costs and estimated
         earnings on uncompleted contracts               2,110            2,288
    Long-term debt due within one year                   5,827               --
                                                    ----------       ----------
         Total Current Liabilities                      40,124           25,803
                                                    ----------       ----------
Long-term debt                                              --           17,216
Deferred lease incentive                                   399              424
                                                    ----------       ----------
         Total Liabilities                              40,523           43,443
                                                    ----------       ----------
SHAREHOLDERS' EQUITY
    Class A Preferred Stock, 4,100,000 shares
         authorized, none issued and outstanding            --               --

    Common Stock, $0.01 par value, 30,000,000
         shares authorized; 7,833,527 shares
         issued and outstanding in 1996 and 1995        44,960           44,960

    Accumulated deficit                                (27,403)         (27,574)
                                                    ----------      -----------
         Total Shareholders' Equity                     17,557           17,386
                                                    ----------      -----------
         Total Liabilities and Shareholders'
            Equity                                  $   58,080       $   60,829
                                                    ----------      -----------
                                                    ----------      -----------



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)
                                     (unaudited)


                                                     Three Months Ended
                                                --------------------------------
                                                    June 30,           July 2,
                                                      1996              1995
                                                --------------      ------------

Revenues                                         $   22,909          $   34,078
Operating costs                                      15,946              23,572
                                               ------------       -------------
Gross profit                                          6,963              10,506
Research and development expenses                       298                  26
Selling, general and administrative expenses          5,549              13,268
                                                -----------        ------------
Operating income (loss)                               1,116              (2,788)

Gain on sale of subsidiary                              550              10,752
Interest expense, net                                 1,474                 804
                                                -----------        ------------
Income before income taxes                              192               7,160

Provision for income taxes                               48               1,404
                                                -----------        ------------
Net income                                          $   144           $   5,756
                                                -----------        ------------
                                                -----------        ------------

Net income per share                               $   0.02            $   0.73
                                                -----------        ------------
                                                -----------        ------------

Number of shares used to calculate net
     income per share                             8,320,283           7,897,531
                                                -----------        ------------
                                                -----------        ------------



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)
                                     (unaudited)


                                                         Six Months Ended
                                                --------------------------------
                                                        June 30,       July 2,
                                                         1996           1995
                                                ----------------   -------------

Revenues                                        $   47,406         $    72,729

Operating costs                                     33,424              51,022
                                                ----------         -----------
Gross profit                                        13,982              21,707

Research and development expenses                      315                  55

Selling, general and administrative expenses        12,042              23,482
                                                ----------         -----------
Operating income (loss)                              1,625              (1,830)


Gain on  sale of subsidiary                            550              10,752

Interest expense, net                                1,937               1,559
                                                ----------         -----------
Income before income taxes                             238               7,363


Provision for income taxes                              54               1,444
                                                ----------         -----------
Net income                                      $      184         $     5,919
                                                ----------         -----------
                                                ----------         -----------

Net income per share                            $     0.02         $      0.75
                                                ----------         -----------
                                                ----------         -----------

Number of shares used to calculate net
     income per share                            8,314,974           7,898,455
                                                ----------         -----------
                                                ----------         -----------



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (in thousands)
                                     (unaudited)


                                                         Six Months Ended
                                               ---------------------------------
                                                    June 30,       July 2,
                                                      1996          1995
                                               -------------       -------------

Cash flows from operating activities:
  Net income                                      $   184           $   5,919
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                      770               3,039
   Gain on sale of subsidiary                        (550)            (10,752)
   Writedown of fixed assets and intangibles           --               2,220
  Changes in operating working capital:
   Increase (Decrease) in accounts
     receivable and billings                        2,169              (2,521)
   Increase (Decrease) in inventories
     and prepaid expenses                          (1,572)                202
   (Increase) Decrease in accounts payable
     and accrued expenses                            (462)             10,804
                                              ------------       -------------
Net cash provided by operating activities             539               8,911
                                              ------------       -------------

Cash flows from investing activities:
  Payments related to Impell acquisition               --                 559
  Proceeds from sale of subsidiary                  1,656              14,173
  Purchases of securities available for sale         (526)               (365)
  Sales and maturities of securities
   available for sale                                 754                 154
  Capital expenditures                             (1,348)             (5,278)
  (Increase) Decrease in other assets                (765)                 50
                                              ------------       -------------
Net cash provided by (used in)
  investing activities                               (229)              9,293
                                              ------------       -------------
Cash flow from financing activities:
  Borrowings under short-term loans                 1,111               3,000
  Repayments under short-term loans                (1,680)             (9,811)
  Repayment of long-term debt                          --              (8,786)
                                              ------------       -------------
Net cash used in financing activities                (569)            (15,597)
                                              ------------       -------------

Net increase (decrease) in cash
  and cash equivalents                               (259)              2,607

Cash and cash equivalents at
  beginning of period                               2,834               3,427
                                              ------------       -------------

Cash and cash equivalents at end of period    $     2,575        $      6,034
                                              ------------       -------------
                                              ------------       -------------

Cash paid for interest                        $       845        $      1,216

Cash paid for income taxes                    $        --        $         --



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of VECTRA Technologies, Inc. ("VECTRA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations, have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

     Net income per share is based upon the weighted average number of common shares outstanding during each period plus the dilutive effect of stock options and warrants. Net income per share on a fully diluted basis was the same as the primary income per share.

3.   INDEBTEDNESS TO BANKS

     At June 30, 1996, the Company had both a revolving credit facility and long-term loans with banks. These facilities originally carried an interest rate equal to the banks' base rate plus 1.0% to 1.5% or the Eurodollar rate plus 2.0% to 2.5%. The Eurodollar option has been eliminated for the revolving credit facility effective March 31, 1996.

     On April 15, 1996, the Company entered into amendments to its revolving credit facility and term loan agreements with its banks. Under these amendments, all outstanding borrowings under the revolving credit facilities and the term loan agreements will be due on January 2, 1997. These amendments also establish new financial covenants for 1996. As a result of these amendments, the Company incurred, and recorded as charges to operations in the second quarter of 1996, additional bank fees of approximately $1.1 million which are due January 2, 1997, or upon repayment of the outstanding borrowings. In the event that the Company does not repay in full all obligations to the banks before August 31, 1996, the Company also agreed to issue warrants to the banks to purchase up to 6% of the Company's outstanding common stock on a fully diluted basis at $0.01 per share, reprice previously earned warrants to purchase 830,060 shares of common stock from $2.9375 to $0.01 per share and incur fees to the banks, payment of which would be deferred until January 2, 1997, of up to $600,000.

                              VECTRA TECHNOLOGIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (unaudited)


3.   INDEBTEDNESS TO BANKS (CONTINUED)

     The Company may elect to defer a $750,000 principal payment due September 30, 1996, to January 2, 1997, by paying a fee of $150,000, payment of which would also be deferred. Under the revolving credit facility, the Company may elect to defer a $625,000 principal payment due on September 15, 1996, to January 2, 1997, by paying a fee of $100,000 payment of which would be deferred. The amendments also specify that any proceeds from the sale of operations be used to concurrently repay indebtedness to the banks.

     As of June 30, 1996, the Company has reserved 1,300,977 shares of common stock for warrants earned by the banks, and in the future, the Company may be obligated to issue to the banks warrants to purchase up to an additional 8% of the Company's outstanding common stock on a fully diluted basis as a result of the above described arrangements.

4.   CONTINGENCIES

     The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. Coverage above the self insured limits is provided for under an umbrella policy with a commercial insurance company. The Company's general liability risk insurance excludes professional errors and omissions. Such insurance is purchased on a contract specific basis as required by the customer. As of June 30, 1996, the Company has accrued approximately $0.6 million for unreported and/or potential losses. Actual self-insurance losses may differ from such estimates and such differences could be material to the financial statements.

     The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

5.   SALE OF VECTRA TECHNOLOGIES, LTD.

     Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc. and recorded a gain on the sale of $0.6 million. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. VECTRA UK generated revenues of approximately $1.0 million and $3.5 million for the three and six months ended June 30, 1996, respectively, and operating income of approximately $0.1 million and $0.3 million for the same periods.

                              VECTRA TECHNOLOGIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (unaudited)

6.   PENDING SALE TO DUKE ENGINEERING AND SERVICES, INC.

     On May 23, 1996, the Company signed an Asset Purchase Agreement pursuant to which, if all conditions to closing are satisfied, Duke Engineering & Services, Inc. ("DE&S") will acquire VECTRA's Engineering Services. The proposed sale is contingent on the approval of VECTRA's shareholders and other conditions. The Company's annual shareholders' meeting will be held on August 19, 1996, and if this transaction is approved, closing of the sale is scheduled shortly thereafter. If the sale is consummated under this Asset Purchase Agreement, the Company expects to receive approximately $27.5 million in cash subject to adjustment for the actual net book value of the assets ultimately sold.

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


DIVESTITURES

On May 23, 1996, the Company signed an Asset Purchase Agreement pursuant to which, if all conditions to closing are satisfied, Duke Engineering & Services, Inc. ("DE&S") will acquire VECTRA's Engineering Services. The proposed sale is contingent on the approval of VECTRA's shareholders and other conditions. The Company's annual shareholders' meeting will be held on August 19, 1996, and if this transaction is approved, closing of the sale is scheduled shortly thereafter. If the sale is consummated under this Asset Purchase Agreement, the Company expects to receive approximately $27.5 million in cash subject to adjustment for the actual net book value of the assets ultimately sold.

Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1
million and the balance was added to working capital.   VECTRA UK generated
revenues of approximately $1.0 million and $3.5 million for the three and six months ended June 30, 1996, respectively, and operating income of approximately $0.1 million and $0.3 million for the same periods.


RESULTS OF OPERATIONS

     THE THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THE THREE MONTHS ENDED
           JULY 2, 1995

REVENUES Total revenues decreased $11.2 million (32.8%) to $22.9 million in the three month period ended June 30, 1996, from the comparable period in 1995. Excluding the effect of the sale of the Plant Services operations in June 1995 and the sale of VECTRA UK operations in April 1996, the Company's revenues decreased $5.8 million (20.9%): This decrease was the result of reduced activity in the engineering services operations and the timing of the revenue recognition with respect to various contract milestones in the Fuels and Waste Services operations.

Revenues may significantly differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and be more pronounced in the event that the Company consummates the sale of its Engineering Services operations.

     THE THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THE THREE MONTHS ENDED
           JULY 2, 1995 (CONTINUED)

GROSS PROFIT Total gross profit as a percent of revenue remained relatively consistent in the 1996 and 1995 periods, 30.4% and 30.8%, respectively. Excluding the effect of the Plant Service operations that were sold in June 1995 and the VECTRA UK operations that were sold in April 1996, gross profit increased to 30.2% in the second quarter of 1996 from 25.0% in the second quarter of 1995: This increased profitability as a percent of sales resulted in a 4.2% decrease in gross profit from a corresponding 20.9% decrease in revenues. The increase in gross profit as a percent of revenue was most pronounced in the Company's Fuel and Waste Services operations. Each of the Company's contracts is negotiated independently and varies as to profitability and, due to changes in the mix of contracts, the Company's gross profit may vary significantly from quarter to quarter. The timing and actual performance by the Company in fulfilling its major contracts also affect the Company's gross profit.

EXPENSES The Company's operating expenses decreased $7.4 million (56.0%) to $5.8 million in the second quarter of 1996 from $13.3 million in the second quarter of 1995. The primary cause of this reduction in operating expenses was an approximate $3.5 million decrease in general and administrative expense and an approximate $2.2 million decrease in corporate costs as a result of lower staff levels and other cost reduction measures. Operating expenses decreased approximately $1.1 million as a result of the sale of Plant Services operations in June 1995 and the sale of VECTRA UK operations in April 1996. Amortization expense decreased $0.6 million primarily as a result of the Company's write off of intangible assets in December 1995 based upon negotiations regarding the potential sale of the Company's Engineering Services operations.

NET INCOME Net income decreased $5.6 million to $144,000 in the second quarter of 1996 from $5.8 million in the second quarter of 1995. This change was the result of: i) Net income increasing $3.9 million as a result of operating income increasing to a $1.1 million profit in the second quarter 1996 from a $2.8 million loss in the same period of 1995 (see GROSS PROFIT and EXPENSES discussion, above); ii) Net income decreased $8.8 million as a result, including associated income taxes, of the $0.5 million gain recorded on the sale of VECTRA UK operations in the second quarter of 1996 as compared to the $9.3 million gain recorded on the sale of Plant Service operations in the second quarter of 1995; and, iii) net income decreasing $0.7 million as a result of an increase in interest expense, composed of a $0.2 million reduction in interest on a reduced amount of bank debt outstanding and an increase of $0.9 million in bank fees incurred.

     THE SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTHS ENDED JULY
            2, 1995

REVENUE Total revenues decreased $25.3 million (34.8%) to $47.4 million in the six month period ended June 30, 1996, from the comparable period in 1995. Excluding the effect of the sale of the Plant Services operations in June 1995 and the sale of VECTRA UK operations in April 1996, the Company's revenues decreased $13.8 million (23.9%): This decrease was the result of reduced activity in the Engineering Services operations and the timing of the revenue recognition with respect to various contract milestones in the Fuels and Waste Services operations.

     THE SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTHS ENDED JULY
          2, 1995 (CONTINUED)

REVENUE (CONTINUED) Revenues may significantly differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and be more pronounced in the event that the Company consummates the sale of its engineering services operations.

GROSS PROFIT Total gross profit as a percent of revenue remained relatively consistent in the 1996 and 1995 periods, 29.5% and 29.9%, respectively. Excluding the effect of the Plant Services operations that were sold in June 1995 and the VECTRA UK operations that were sold in April 1996, gross profit increased to 29.2% in the first six months of 1996 from 24.8% in the same period of 1995.

Gross profit as a percent of revenue increased in all areas, but the increase was strongest in the Company's Waste Services and Fuels Services operations. Each of the Company's contracts is negotiated independently and varies as to profitability and, due to changes in the mix of contracts, the Company's gross profit may vary significantly from quarter to quarter. The timing and actual performance by the Company in fulfilling its major contracts also affect the Company's gross profit.

EXPENSES The Company's operating expenses decreased $11.2 million (47.5%) to $12.4 million in the first six months of 1996 from $23.5 million in the first six months of 1995. The primary cause of this reduction in operating expenses was an approximate $4.2 million decrease in general and administrative expense and an approximate $3.5 million decrease in corporate costs as a result of lower staff levels and other cost reduction measures. Operating expenses decreased approximately $1.9 million as a result of the sale of Plant Services operations in June 1995 and the sale of VECTRA UK operations in April 1996. Amortization expense decreased $1.1 million primarily as a result of the Company's write off of intangible assets in December 1995 based upon negotiations regarding the potential sale of the Company's Engineering Services operations.

NET INCOME Net income decreased $5.7 million to $184,000 in the first six months of 1996 from $5.9 million in the first six months of 1995. This change was the result of: i) Net income increasing $3.5 million as a result of operating income increasing to a $1.6 million profit in the first six months 1996 from a $1.8 million loss in the same period of 1995 (see GROSS PROFIT and EXPENSES discussion, above); ii) Net income decreased $8.8 million as a result, including associated income taxes, of the $0.5 million gain recorded on the sale of VECTRA UK operations in the second quarter of 1996 as compared to the $9.3 million gain recorded on the sale of Plant Service operations in the second quarter of 1995; and, iii) net income decreasing $0.4 million as a result of an increase in interest expense, composed of a $0.4 million reduction in interest on a reduced amount of bank debt outstanding and an increase of $0.8 million in bank fees incurred.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased to $0.5 million in the six months ended June 30, 1996, from $8.9 million in the six months ended July 2, 1995. Net income, adjusted for non-cash items, provided approximately $0.4 million in each period. Operating working capital items provided approximately $8.4 million less in the first six months of 1996, compared to the same period in 1995, as a result of non-reoccurring trade, tax and accrued liabilities associated with the sale of Plant Services and major project deliveries. During the first six months of 1996, cash generated from accounts receivable reductions essentially offset amounts spent for increases in work-in-process inventory for Waste Services contract start-ups and reductions in trade accounts payable.

Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods.

Proceeds from disposition/acquisition activities in the first six months of 1996 were approximately $1.6 million from the sale of VECTRA UK, as opposed to $14.7 million in the same period of 1995 from the sale of Plant Services and the liquidation of retention accounts related to the 1994 Impell acquisition. Capital expenditures in the first six months of 1996 of approximately $1.3 million related to the Company's building of reverse osmoses units for a major project start-up. Capital expenditures in 1995 of approximately $5.3 million related to the Company's building of its transportable vitrification unit. The $0.8 million other asset acquired in 1996 relates to the cost of licensing of the Company's NUHOMS-Registered Trademark- storage and transportation cask for spent nuclear fuel.

The Company's loan covenants with Banque Paribas and Banque Nationale de Paris (the "Banks") restrict capital expenditures to a maximum amount of $3.3 million during 1996. The majority of the Company's capital expenditures in 1996 are expected to be incurred for equipment used for processing radioactive waste volume reduction and dewatering systems in its Waste Services operations. Additionally, the Company's Fuel Services operations have capital requirements primarily for licenses and high-level waste transportation equipment, and the Company's Engineering Services operations have modest capital requirements for computer equipment. The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive and make significant investments in capital equipment to increase its revenue. The Company anticipates that much of its 1996 capital equipment acquisitions will be financed through cash flows from then new, concurrent customer contracts. The Company had contractual capital acquisition commitments of approximately $50,000 as of June 30, 1996, and expects to fund these commitments from cash generated through operations.

In the first six months of 1996, the Company reduced its revolving credit agreement net amount outstanding by approximately $1.6 million. This reduction was composed of a payment of $1.1 million from the proceeds of the sale of VECTRA UK, a $0.6 million scheduled reduction of that facility and the borrowing of an additional $0.1 million. Additionally, the Company borrowed $1.0 million under Tranche C of its term loan agreements. As detailed below, the Company has negotiated with its Banks to defer other principal payments in the first and second quarter of 1996 under its term loan agreement.

     TERM LOAN
The Company borrowed $15.0 million from the Banks on January 6, 1994, maturing on December 31, 1998 (the "Term Loan"). In connection with this loan, the Company paid the Banks a $375,000 closing fee and issued warrants to the Banks to purchase 830,060 shares of the Company's common stock at $8.17 per share, exercisable through January 7, 1999 (the "Original Warrants"). The agreement with the Banks specifies certain negative, affirmative and financial covenants including, without limitation, covenants with respect to debt/capital ratio, interest coverage, fixed charge coverage and minimum net worth, and restrictions on dividends and activities of the Company. Scheduled payments and application of a portion of the proceeds from the sale of Plant Services prior to 1996 reduced the balance of the original term loan to approximately $2.9 million, which amount was still outstanding at June 30, 1996.

In September 1995, the Company failed to meet certain measures of financial performance as required by covenants contained in the Term Loan agreement and received a waiver of the Term Loan's financial covenants and a waiver of the scheduled September 30 and December 31, 1995, principal payments. Additionally, the Banks acquired the rights to reprice the Original Warrants to $0.01 per share if, among other things, all obligations to the Banks were not repaid in full by March 31, 1996. Also at this time, the Banks made available to the Company an additional $3.0 million facility associated with the Term Loan for capital expenditures ("Tranche B"). Tranche B was initially scheduled to mature on March 31, 1996, and provided for warrants expiring September 20, 2000, equal to a maximum (based on the Company's usage and repayment of this facility) of 6% of the Company's outstanding common stock at $0.01 per share. By the end of the fourth quarter of 1995, the Company had fully used this facility by borrowing $3.0 million and then repaying $1.1 million obtained from the final escrow payment from the Plant Services sale, resulting in a balance outstanding under Tranche B of $1.9 million, which was still outstanding at June 30, 1996. Based on this usage, the Banks acquired the rights to warrants to purchase 392,431 shares of the Company's common stock at $0.01 per share.

In December 1995, the Banks made available to the Company an additional $1.0 million working capital facility associated with the Term Loan which was scheduled to mature on March 31, 1996 ("Tranche C"). Tranche C had an associated fee of $125,000, payment of which is deferred, and provided for warrants expiring December 26, 2000, equal to a maximum (based on the Company's usage and repayment of this facility) of 2% of the Company's outstanding common stock at $0.01 per share. The Company drew down the full amount of this facility in the second quarter of 1996 and had a balance owing of $1.0 million at June 30, 1996. At December 31, 1995, the Banks had acquired the rights to purchase 78,335 shares of the Company's common stock at $0.01 per share, and such warrants were valued at $107,000. Another 78,335 shares of common stock at $0.01 are due to the bank if the loan is used and not repaid by a specific date.

In March 1996, the Banks extended the due date of the borrowings under Tranche B and Tranche C through April 15, 1996.

In April 1996, the Banks extended the due date of the borrowings under Tranche B and Tranche C through January 2, 1997; waived the scheduled March 31 and June 30, 1996 Term Loan principal payments; reset the financial covenants for the quarters ending December 31, 1995, through the terms of the loans; and restored the Original Warrants to an exercise price of $2.94 per share. For these actions, the Banks required a fee of $950,000, payment of which is deferred until January 2, 1997. If, among other things, the Company's total obligation to the Banks is not repaid in full before August 31, 1996, this agreement contains maximum penalties of $600,000 payment of which will also be deferred to January 2, 1997. Non repayment of this debt by August 31, 1996, will also trigger the repricing of the Original Warrants to $0.01 per share and issuing the Banks rights to purchase approximately 550,000 shares of the Company's common stock at $0.01 per share. The Company may also elect to defer the $750,000 principal payment due September 30, 1996, to January 2, 1997, by incurring a fee of $150,000, payment of which is deferred. The Company anticipates that, upon approval by its shareholders, the proceeds from the consummation of the Asset Purchase Agreement with DE&S will repay the Company's total obligation to the Banks. However, there can be no assurance that this sale will be approved by the Company's shareholders and subsequently consummated. If the Company's shareholders do not approve the sale to DE&S, or if the sale otherwise fails to close, the Company can give no assurances, expressed or implied, that by entering into a joint venture or strategic partnership, or other sale of assets it will be able to raise sufficient funds to avoid these penalties.

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

In March 1996, the Credit Agreement's maturity was extended to April 15, 1996.

In April 1996, the Credit Agreement's maturity was extended to January 2, 1997, and its applicable interest rate was increased by approximately three percentage points to the Banks prime rate plus 1.5% and the Eurodollar rate option was eliminated. If the Company does not reduce the outstanding balance of the Credit Agreement and its maximum amount by a minimum of $1.0 million from the sale of assets by May 31, 1996, this agreement contains a penalty of $200,000, payment of which is also deferred: The Company complied with this requirement by remitting $1.1 million of the sale proceeds of VECTRA UK on April 30, 1996. Additionally, the Company reduced the amount outstanding and maximum amount of the Credit Agreement by the scheduled amount of $600,000 on June 30, 1996. The Company may elect to defer a $625,000 principal payment due on September 15, 1996, to January 2, 1997, by incurring a fee of $100,000, payment of which is deferred. For these actions, the Company incurred a fee of $125,000, payment of which is deferred until January 2, 1997.

The Company had a balance due to the Banks of approximately $10.8 million under the Credit Agreement at June 30, 1996.

     SUMMARY OF INTEREST, FEES (PAID & PAYABLE) AND WARRANTS ISSUED TO THE BANKS

                                                   NUMBER OF          AMOUNT
          ITEM                        NOTE          SHARES            ($000)
- ------------------------------     ----------    ---------------      --------

Interest Paid, Inception to
     June 30, 1996                                     na             $  4,468
Fees Billed, Inception to
     June 30, 1996                      1              na                1,865
Fees, Payment of Which is Deferred,
     Inception to June 30, 1996         2              na                1,450
Warrants exercisable at $2.9375         3         830,060                  822
Warrants exercisable at $0.01           3         470,917                1,232
                                                ----------            --------
               Total                            1,300,977             $  9,837
                                                ----------            --------
                                                ----------            --------


     Notes:
       1 Includes fees paid to the Banks and the Banks' attorneys and accountants.

       2 Fees deferred until the earlier of the liquidation of all obligations to the Banks or January 2, 1997.

       3 Warrants valued by management using Black Scholes valuation model with April 9, 1996, market data.

On January 2, 1997, the indebtedness to the Banks under the Term Loan and revolving Credit Agreement which could amount to as much as $16.6 million plus deferred fees of up to $2.3 million will become due. All proceeds from the sale of assets covered under the DE&S Asset Purchase Agreement described above are to be applied against the outstanding bank borrowings. However, there can be no assurance that this sale will be approved by the Company's shareholders and subsequently consummated.

The Company believes that cash and cash equivalents at June 30, 1996, together with cash generated from operations and the ability to defer the remaining payments due to the Banks in 1996 will be adequate to meet its cash needs through December 31, 1996. Management is committed to decreasing costs in order to maintain and increase the profitability of the Company's operations and will continue to make substantial expense reductions in 1996.

As a result of the most recent extensions and modifications in April 1996, all bank debt and deferred bank fees are due on January 2, 1997. The Banks have indicated to the Company that they will not grant any further extensions. If the Company's shareholders do not approve the sale to DE&S, or if the sale otherwise fails to close, and the Company is subsequently unable to enter into a joint venture or strategic partnership, sell assets or obtain other financing to pay the bank debt, bank fees and additional fees payable to the lenders by January 2, 1997, the Company may have to seek protection under the reorganization provisions of the federal bankruptcy laws.

                             PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not Applicable

ITEM 2.   CHANGES IN SECURITIES

Not Applicable

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

In April 1996, the Company was notified by the NASDAQ Stock Market, Inc. that the Company no longer met the minimum net tangible worth requirements for continued inclusion in the NASDAQ Stock Market. The Company anticipates that the consummation of the DE&S transaction will resolve this requirement for continued listing. At that time the Company requested and received a temporary waiver to allow continued inclusion until July 15, 1996. Subsequently, the Company requested a hearing to remain listed on the NASDAQ Stock Market until it has had an opportunity to hold its annual shareholders meeting, and, if receiving a favorable vote, complete the DE&S transaction and in doing so, meet the minimum net tangible worth requirements for continued inclusion in the NASDAQ Stock Market. The Company can give no assurances, expressed or implied, there will be a favorable outcome of that hearing or that the Company will continue to be listed in the NASDAQ Stock Market. The Company anticipates that the consummation of the DE&S transaction will resolve its requirements for continued listing, however, if the DE&S transaction is not approved by the Company's shareholders or is not consummated, the Company expects to be delisted from the NASDAQ Stock Market.

ITEM 6.   EXHIBITS

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VECTRA TECHNOLOGIES, INC.


         August 9, 1996                     By   /s/ Ray A. Fortney
                                               --------------------------
                                               Ray A. Fortney
                                               President, Chief Executive
                                               Officer


         August 9, 1996                     By   /s/ Thomas B. Pfeil
                                               --------------------------
                                               Thomas B. Pfeil
                                               Chief Financial Officer