Form 10-Q
period 1996-09-30
VECTRA TECHNOLOGIES INC
filed 1996-11-14
CIK 782379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                         -------------------------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                                Commission File Number: 0-14618

                         -------------------------------


                       [LOGO]  VECTRA TECHNOLOGIES, INC.
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

                         -------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      [ X ]   No [   ]

THERE WERE 7,833,527 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 7, 1996.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    FINANCIAL STATEMENTS TABLE OF CONTENTS
                                                                           Page
                                                                           -----
Condensed Consolidated Balance Sheets as of September 30,
     1996, and December 31, 1995                                           3 & 4

Condensed Consolidated Statements of Operations for the Three
     Months Ended September 30, 1996, and October 1, 1995                    5

Condensed Consolidated Statements of Operations for the Nine
     Months Ended September 30, 1996, and October 1, 1995                    6

Condensed Consolidated Statements of Cash Flow for the Nine
     Months Ended September 30, 1996, and October 1, 1995                    7

Notes to Condensed Consolidated Financial Statements                       8 & 9

                           VECTRA TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                               September 30,
                                                                                                    1996           December 31,
                                                                                                (unaudited)            1995
                                                                                               -------------       ------------
ASSETS
Current Assets
     Cash and cash equivalents                                                                   $  3,192             $  2,834
     Securities available for sale                                                                    958                1,274
     Accounts receivable, net of allowance ($204 in 1996 and $785 in 1995)                          4,275               20,902
     Receivable from sale of Engineering Businesses                                                 2,199                   --
     Costs and estimated earnings in excess of billings on uncompleted contracts                    2,623                1,665
     Refundable income tax prepayments                                                                 --                  600
     Inventories                                                                                    1,670                1,176
     Prepaid expenses                                                                                 123                  720
                                                                                                 --------             --------
          Total Current Assets                                                                     15,040               29,171
                                                                                                 --------             --------
Property, Plant and Equipment, at cost
     Land                                                                                              94                   94
     Buildings                                                                                        181                  359
     Machinery and equipment                                                                       10,344                8,707
     Construction in progress                                                                       8,080                9,011
     Furniture and fixtures                                                                           579                2,587
                                                                                                 --------             --------
          Total Property, Plant and Equipment                                                      19,278               20,758
     Less accumulated depreciation                                                                  7,243                8,614
                                                                                                 --------             --------
          Net Property, Plant and Equipment                                                        12,035               12,144
                                                                                                 --------             --------
Costs in excess of net assets of acquired businesses, net of accumulated amortization                  --               14,780
Licenses, patents and other intangibles, at cost, net of accumulated amortization                   2,005                1,200
Investments and long-term prepaid costs                                                               421                3,305
Other assets                                                                                           49                   66
                                                                                                 --------             --------
          Total Assets                                                                          $  29,550            $  60,666
                                                                                                 --------             --------
                                                                                                 --------             --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (in thousands, except share data)

                                                                                               September 30,
                                                                                                    1996            December 31,
                                                                                                (unaudited)            1995
                                                                                               -------------       ------------
LIABILITIES
Current Liabilities
     Accounts payable                                                                            $  3,629            $  10,762
     Accrued payroll and related expenses                                                           2,350                4,556
     Other accrued liabilities                                                                      2,592                4,170
     Accrued liabilities related to sale of subsidiaries                                            2,366                2,100
     Billings in excess of costs and estimated earnings on uncompleted contracts                      893                2,288
                                                                                                 --------             --------
          Total Current Liabilities                                                                11,830               23,876
                                                                                                 --------             --------
Long-term debt                                                                                         --               17,216
Other long-term liabilities                                                                         1,778                1,764
Deferred lease incentive                                                                               --                  424
                                                                                                 --------             --------
          Total Liabilities                                                                        13,608               43,280
                                                                                                 --------             --------
SHAREHOLDERS' EQUITY
     Class A Preferred Stock, 4,100,000 shares authorized, none issued or outstanding                  --                   --
     Common Stock, $0.01 par value, 30,000,000 shares authorized; 7,833,527 shares
       issued and outstanding in 1996 and 1995                                                     44,960               44,960
     Accumulated deficit                                                                          (29,018)             (27,574)
                                                                                                  --------             --------
          Total Shareholders' Equity                                                               15,942               17,386
                                                                                                  --------             --------
          Total Liabilities and Shareholders' Equity                                            $  29,550             $ 60,666
                                                                                                  --------             --------
                                                                                                  --------             --------

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except share data)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                September 30,    October 1,
                                                                                     1996           1995
                                                                                -------------    ----------
Revenues                                                                          $  14,044      $  24,047
Operating costs                                                                       9,808         17,649
                                                                                  ---------      ---------
     Gross profit                                                                     4,236          6,398
Research and development expenses                                                        83             39
Selling, general and administrative expenses                                          3,609          8,170
                                                                                  ---------      ---------
     Operating income (loss)                                                            544         (1,811)
Gain/(loss) on sale of subsidiary                                                    (1,993)            --
Interest expense, net                                                                   219            639
                                                                                  ---------      ---------
     Loss before income taxes                                                        (1,668)        (2,450)
Provision/(benefit) for income taxes                                                    (39)          (532)
                                                                                  ---------      ---------
     Net loss                                                                     $  (1,629)     $  (1,918)
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Net loss per share                                                                  $  (.21)      $  (0.24)
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Number of shares used to calculate net loss per share                             7,833,527      7,898,000
                                                                                  ---------      ---------
                                                                                  ---------      ---------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                                ---------------------------
                                                                                September 30,    October 1,
                                                                                     1996           1995
                                                                                -------------    ----------
Revenues                                                                          $  61,450      $  96,776
Operating costs                                                                      43,232         68,671
                                                                                  ---------      ---------
     Gross profit                                                                    18,218         28,105
Research and development expenses                                                       398             94
Selling, general and administrative expenses                                         15,651         31,652
                                                                                  ---------      ---------
     Operating income (loss)                                                          2,169         (3,641)
Gain (loss) on sale of subsidiaries                                                  (1,443)        10,752
Interest expense, net                                                                 2,156          2,198
                                                                                  ---------      ---------
     Income (loss) before income taxes                                               (1,430)         4,913

Provision for income taxes                                                               15            912
                                                                                  ---------      ---------
     Net income (loss)                                                            $  (1,445)      $  4,001
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Net income (loss) per share                                                         $  (.18)       $  0.51
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Number of shares used to calculate net income (loss) per share                    7,833,527      7,898,000
                                                                                  ---------      ---------
                                                                                  ---------      ---------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)
                                (unaudited)

                                                                                    Nine Months Ended
                                                                                ---------------------------
                                                                                September 30,    October 1,
                                                                                     1996           1995
                                                                                -------------    ----------
Cash flows from operating activities:
  Net income (loss)                                                                 $  (1,445)      $  4,001
  Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                                       1,021          4,096
    Loss (Gain) on sale of subsidiaries                                                 1,443        (10,752)
    Loss on sale of investments                                                            --            156
    Writedown of fixed assets and intangibles                                              --          2,220
  Changes in operating working capital:
    (Increase) Decrease in accounts receivable and costs and
      estimated earnings in excess of billings                                            689         (3,286)
    (Increase) Decrease in inventories and prepaid expenses                              (883)            84
    Increase (Decrease) in accounts payable and accrued expenses                       (9,037)         8,018
                                                                                    ---------      ---------
Net cash provided/(used) by operating activities                                       (8,212)         4,537
                                                                                    ---------      ---------
Cash flows from investing activities:
  Payments related to Impell acquisition                                                   --            559
  Proceeds from sale of subsidiaries                                                   28,119         14,173
  Proceeds from sale of investments                                                        --          1,150
  Purchases of securities available for sale                                             (567)          (516)
  Sales and maturities of securities available for sale                                   884            366
  Capital expenditures                                                                 (1,894)        (9,120)
  (Increase) Decrease in other assets                                                    (756)            56
                                                                                    ---------      ---------
Net cash provided by investing activities                                              25,786          6,668
                                                                                    ---------      ---------
Cash flow from financing activities:
  Borrowings under short-term loans                                                        --             --
  Repayments under short-term loans                                                      (569)        (3,311)
  Borrowings under long-term debt                                                          --          2,000
  Repayment of long-term debt                                                         (16,647)        (9,071)
                                                                                    ---------      ---------
Net cash used in financing activities                                                 (17,216)       (10,382)
                                                                                    ---------      ---------
Net increase in cash and cash equivalents                                                 358            823

Cash and cash equivalents at beginning of period                                        2,834          3,427
                                                                                    ---------      ---------
Cash and cash equivalents at end of period                                           $  3,192       $  4,250
                                                                                    ---------      ---------
                                                                                    ---------      ---------
Cash paid for interest                                                               $  3,824       $  1,790

Cash paid for income taxes                                                              $  66         $  712

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VECTRA TECHNOLOGIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of VECTRA Technologies, Inc. ("VECTRA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations, have been included. Previously reported amounts have been reclassified to conform with the 1996 presentation. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

     Net income per share for the nine months ended October 1, 1995 is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and warrants. Net income per share on a fully diluted basis was the same as the primary income per share. Net loss per share is based upon the weighted average number of common shares outstanding during the period.

3.   INDEBTEDNESS TO BANKS

     Concurrent with the sale of Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") to Duke Engineering & Services, Inc. on August 19, 1996, the Company paid approximately $16.6 million, which combined with payments earlier in the year, paid in full the remaining balances of the Company's revolving credit agreement and term debt. The revolving credit and term debt agreements have been terminated and the Company has no indebtedness to banks at September 30, 1996.

     As of September 30,1996, the Company has reserved 1,300,977 shares of common stock for warrants previously earned by the banks.

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

                           VECTRA TECHNOLOGIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

4.   CONTINGENCIES (CONTINUED)

     As of September 30, 1996, the Company has accrued approximately $0.6 million for unreported and/or potential losses. Actual self-insurance losses may differ from such estimates and such differences could be material to the financial statements.

     The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

5.   SALE OF VECTRA TECHNOLOGIES, LTD.

     Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc and recorded a gain on the sale of $0.6 million. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. VECTRA UK generated revenues of approximately $3.5 million for the nine months ended September 30, 1996, and operating income of approximately $0.3 million for the same period.

6.   SALE OF VECTRA ENGINEERING BUSINESSES TO DUKE ENGINEERING & SERVICES, INC.

     On August 19, 1996, the Shareholders of the Company voted to approve, and the Company then consummated, the sale of the Company's Engineering Businesses to Duke Engineering & Services, Inc. (the "Buyer") and recorded a loss on the sale of $2.0 million. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated May 23, 1996.

     Based on an August 18, 1996, unaudited closing balance sheet, the total purchase price was approximately $28.7 million, subject to audit by the Buyer to be completed no later than ninety days after closing. The Buyer paid a preliminary amount of $26.5 million, of which $18.3 million was used to pay all of the Company's bank debt and associated fees and the balance, $8.2 million, was added to the Company's working capital. An additional amount was placed in escrow until, no later than ninety days after closing, the closing balance sheet is agreed upon between the Company and the Buyer The Company has recorded a receivable of $2.2 million corresponding to this escrow account. The Engineering Businesses generated revenues of approximately $8.6 million and $42.7 million for the three and nine months ended September 30, 1996, respectively, and operating income of approximately $0.4 million and $2.2 million for the same periods.

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

DIVESTITURES

On August 19, 1996, the Shareholders of the Company voted to approve, and the Company then consummated, the sale of the Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") to Duke Engineering & Services, Inc. (the "Buyer") and recorded a loss on the sale of $2.0 million. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated May 23, 1996.

The Company reported on August 19, 1996, a preliminary purchase price of $30.0 million based upon a pre-closing July 30, 1996, balance sheet. Based on an August 18, 1996, unaudited closing balance sheet, the total purchase price was determined to be approximately $28.7 million, subject to audit by the Buyer to be completed no later than ninety days after closing. The differ between the pre-closing and closing balance sheets was primarily the result of net account receivable collections in the interim period. The Buyer paid a preliminary amount of $26.5 million, of which $18.3 million was used to pay all of the Company's bank debt and associated fees and the balance, $8.2 million, was added to the Company's working capital. An additional amount was placed in escrow until, no later than ninety days after closing, the closing balance sheet is agreed upon between the Company and the Buyer. The Company has recorded a receivable of $2.2 million corresponding to this escrow account. The Engineering Businesses generated revenues of approximately $8.6 million and $42.7 million for the three and nine months ended September 30, 1996, respectively, and operating income of approximately $0.4 million and $2.2 million for the same periods.

Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc and recorded a gain on the sale of $0.6 million. The sale price was approximately $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. VECTRA UK generated revenues of approximately $3.5 million for the nine months ended September 30, 1996, and operating income of approximately $0.3 million for the same period.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE THREE MONTHS
     ENDED OCTOBER 1, 1995

REVENUES Total revenues decreased $10.0 million (41.6%) to $14.0 million in the three month period ended September 30, 1996, from the comparable period in 1995. Excluding the revenues of VECTRA UK and the Engineering Businesses, the Company's revenues increased $0.3 million (5.4%) to $5.4 million from $5.1 million. Fuel Services operations' revenues increased $1.2 million as a result of a higher level of activity and as a result of the timing of the revenue recognition with respect to various long term contracts.

THE THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE THREE MONTHS
     ENDED OCTOBER 1, 1995 (CONTINUED)

Waste Services operations' revenues decreased $0.9 million primarily as a result of the non-recurrence in 1996 of a 1995 $1.2 million equipment sale.

Especially with respect to the Company's Fuel Services operations, revenues may significantly differ from period to period as a result of varying contractual terms that relate to the specific services or materials provided and their respective delivery schedules for the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and to be more pronounced with the sale of the Company's Engineering Businesses.

GROSS PROFIT Total gross profit as a percent of revenue increased to 30.2% in 1996 from 26.6% in 1995. Excluding the gross profit of VECTRA UK and the Engineering Businesses, gross profit increased to 30.2% in the third quarter of 1996 from 22.6% in the same period of 1995. This increase in gross profit as a percent of revenue was primarily a result of the non-recurrence in 1996 of both the above mentioned 1995 $1.2 million, low margin, equipment sale and a 1995 $0.5 million charge associated with the development of the transportable vitrification unit in the Company's Waste Services operations. Each of the Company's contracts is negotiated independently and varies as to profitability and, due to changes in the mix of contracts and the deliverables under those contracts, the Company's gross profit may vary significantly from quarter to quarter.

EXPENSES The Company's operating expenses decreased $4.5 million (55.8%) to $3.7 million in the third quarter of 1996 from $8.2 million in the third quarter of 1995. Excluding the operating expenses of VECTRA UK and the Engineering Businesses, operating expenses decreased $3.3 million in the third quarter of 1996, a 70.4% decrease from the third quarter of 1995.
This decrease was the result of amortization expense decreasing $0.5 million primarily as a result of the Company's write off of intangible assets in December 1995 and an approximate $2.6 million decrease in corporate costs as a result of lower staff levels and other cost reduction measures.

NET LOSS Operating income increased $2.4 million to a $0.5 million profit in the third quarter of 1996 from a loss of $1.8 million in the same period of 1995 (See Gross Profit and Expenses discussion, above). The Company reported a loss on sale of subsidiary of $2.0 million relating to the sale of the Engineering Businesses in August 1996. A decrease in interest expense of $0.4 million was offset by a similar increase related to income taxes. As a result of the foregoing, net loss decreased $0.3 million to a $1.6 million loss in the third quarter of 1996 from a $1.9 million loss in the third quarter of 1995.

THE NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE MONTHS ENDED
     OCTOBER 1, 1995

REVENUE Total revenues decreased $35.3 million (36.5%) to $61.4 million in the nine month period ended September 30, 1996, from the comparable period in 1995. Excluding the revenues of Plant Services operations that were sold in June 1995, VECTRA UK and the Engineering Businesses, the Company's revenues decreased $5.3 million (26.0%) to $15.2 million in the first nine months of 1996, from $20.5 million in the same period of 1995. This decrease was the result of the non-recurrence in 1996 of $2.6 million equipment sales and $
0.6 million transportable vitrification unit related revenues in Waste Services operations in 1995 and as a result of the timing of the revenue recognition with respect to various long term contracts in Fuel Services operations.

Especially with respect to the Company's Fuel Services operations, revenues may significantly differ from period to period as a result of varying contractual terms that relate to the specific services or materials provided and their respective delivery schedules for the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and to be more pronounced with the sale of the Company's Engineering Businesses.

GROSS PROFIT Total gross profit as a percent of revenue remained relatively consistent in the 1996 and 1995 periods, 29.7% and 29.0%, respectively. Excluding the gross profit of Plant Services operations, VECTRA UK and the Engineering Businesses, gross profit increased to 32.6% in the first nine months of 1996 from 20.4% in the same period of 1995. Each of the Company's contracts is negotiated independently and varies as to profitability and, due to changes in the mix of contracts, the Company's gross profit may vary significantly from quarter to quarter. The timing and actual performance by the Company in fulfilling its major contracts also affect the Company's gross profit.

EXPENSES The Company's operating expenses decreased $15.7 million (49.5%) to $16.0 million in the first nine months of 1996 from $31.7 million in the first nine months of 1995. Excluding the operating expenses of Plant Services, VECTRA UK and the Engineering Businesses, operating expenses decreased $12.7 million in the third quarter of 1996, a 70.5% decrease from the third quarter of 1995. This decrease was the result of amortization expense decreasing $2.7 million primarily as a result of the Company's write off of intangible assets in December 1995; non recurring asset write-offs of $2.2 million; non recurrence of a $1.8 million charge related to severance and an approximate $3.4 million decrease in corporate costs as a result of lower staff levels and other cost reduction measures.

NET LOSS Operating income increased $5.8 million to a $2.2 million profit in the first nine months of 1996 from a loss of $3.6 million in the same period of 1995 (See Gross Profit and Expenses discussion, above). Gain(loss) on sale of subsidiaries decreased $12.2 million as a result of the net $1.5 million loss recorded on the sale of VECTRA UK and Engineering Businesses in 1996 as compared to the $10.8 million gain recorded on the sale of Plant Service operations in 1995. Income taxes decreased by $0.9 million. As a result of the foregoing, net income decreased $5.4 million to a loss of $1.4 million in the first nine months of 1996 from income of $4.0 million in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided/used by operating activities is comprised of two components, net income adjusted for non-cash items and changes in operating assets and liabilities.

Net income adjusted for non-cash items provided approximately $1.0 million in the first nine months of 1996 and a negative $0.3 million in the same period of 1995. This reflects the improved operating profitability of the Company, as detailed in the Results of Operations for the nine months ended September 30, 1996, above.

In the first nine months of 1996, excluding the $2.2 million receivable recorded for the escrow amount for the sale of the Engineering Businesses $2.4 million was used for work performed by the Company in advance of various contracts' scheduled progress billings which resulted in the increased levels of accounts receivable, primarily the result of increased costs in excess of billings in Fuel Service operations, and work-in-process inventory in Waste Service operations. Accounts receivable and billings balances differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and become more pronounced as Fuel Services operations become a larger part of the Company's operations.

Immediately following the sale of the Engineering Businesses in August 1996, the Company used approximately $9.0 million primarily for: (i) the reduction of accrued payroll, (ii) the payment of vacation, severance and other payroll liabilities related to the Engineering Businesses employees; (iii) the reduction of trade accounts payable to normal levels of commercial practice from the high levels used in late 1995 to preserve operating capital; and (iv) the payment of approximately $1.5 million deferred fees to the company's former banks, upon liquidation of all of the Company's bank debt.

As a result of the foregoing, operating activities used $8.2 million in the first nine months of 1996, an approximate $12.7 million greater usage than cash expended in the same period of 1995.

Cash proceeds from disposition/acquisition activities in the first nine months of 1996 were approximately $1.6 million from the sale of VECTRA UK and $26.5 million from the sale of the Engineering Businesses as opposed to $14.7 million in the same period of 1995 from the sale of Plant Services and the liquidation of retention accounts related to the 1994 Impell acquisition.

Capital expenditures in the first nine months of 1996 of approximately $1.9 million related to the Company's building of reverse osmosis units for a major Waste Services operations' projects. Capital expenditures in 1995 of approximately $9.1 million related primarily to the Company's building of its transportable vitrification unit and its OS197 transportation cask. The $0.7 million other asset acquired in 1996 relates primarily to the cost of licensing of the Company's NUHOMS-Registered Trademark- storage and transportation cask for spent nuclear fuel.

The Company's capital expenditures for the balance of 1996 are expected to be incurred for the continuing licensing activity for the Company's Fuel Services operations' NUHOMS-Registered Trademark- storage and transportation cask for spent nuclear fuel and for equipment used for processing radioactive waste volume reduction and dewatering systems in its Waste Services operations. Additionally, the Company's administrative operations have modest capital requirements for computer equipment and new systems installation.
The Company anticipates that it will need to devote significant capital resources to technology development and licensing activities in the future in order to remain competitive. The Company had contractual capital acquisition commitments of approximately $0.1 million as of September 30, 1996.

The Company's transportable vitrification unit, whose development represented a majority of the 1995 capital expenditure, continues to require additional design expenditures to increase the variability of waste streams processed by the system to make it more economically beneficial in the marketplace. The project's construction and startup activities continue to be temporarily suspended until a contract is procured to provide funding to rework the system to increase its volume throughput and provide a revenue stream for its deployment. The expected material cost to complete the unit is approximately $1.0 million plus a significant additional amount for labor and transportation charges.

Concurrent with the sale of the Engineering Businesses in August 1996, the Company paid approximately $16.6 million, which combined with payments earlier in the year, paid in full the remaining balances of the Company's revolving credit agreement and term debt. The revolving credit and term debt agreements have been terminated and the Company currently has no indebtedness to banks.

Based on the Company's current level of operations and expected requirements, management believes that the Company's cash and marketable securities, internally generated funds and available financing opportunities will be sufficient to meet the Company's cash requirements for the next twelve months.

                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.   CHANGES IN SECURITIES

     Not Applicable

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the shareholders of VECTRA Technologies, Inc. was held on Monday, August 19, 1996.

1. The following matters were voted upon at the meeting, with the results as indicated:

      A. Approval of a proposal to sell substantially all of the properties of the Company and all of the properties of VECTRA Government Services, Inc.

Number of votes:

                For:                  6,150,689
                Against:                 29,818
                Abstain:                 13,063
                Broker:                 968,710
                Nonvotes:

      B. The following individuals were elected directors:


                Name of Director          Number of votes      Number of
                                          cast for Director    votes withheld

                J.B. (Ted) Ardell, III    7,093,701            68,579
                E.Linn Draper, Jr.        7,127,312            34,968
                Fruzsina M. Harasanyi     7,127,012            35,268
                Edward J. Keith           7,127,212            35,068
                Albert J. Baciocco, Jr.   7,122,882            39,398
                Ray A. Fortney            7,124,612            37,688
                Elwood D. Howse, Jr.      7,122,882            39,398
                Roy Kirkorian             7,126,912            35,368

      C. Ratification of Ernst & Young LLP as independent public accountants:

Number of votes:

                For:                  7,129,683
                Against:                 19,553
                Abstain:                 13,044

ITEM 5.   OTHER INFORMATION

     At September 30, 1996, reflecting the effects of the sale of the Engineering Businesses, the Company's minimum tangible net worth was approximately $15.9 million, substantially above NASDAQ Stock Market, Inc.'s requirement of $4.0 million. On September 12, 1996, the Company was notified by the NASDAQ Stock Market, Inc. that it had been found to be in compliance with all requirements necessary for continued listing on the Nasdaq National Market -Registered Trademark-. Therefore, the Company was found to be in compliance with the terms of its April 1996 qualifications exception and the Company's common stock will continue to be listed on the Nasdaq National Market under the symbol VCTR.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none

(b) (i)  The Company filed a current report on Form 8-K dated August 19,
         1996 under Item 2. announcing the sale of the Engineering Businesses. This report included a pro forma balance sheet as of June 30, 1996 and pro forma statements of operations for the six months ended
         June 30, 1996 and the fiscal year ended December 31, 1995.

    (ii) The Company filed a current report on Form 8-K dated August 20,
         1996 under Item 2. related to the sale of the Engineering Businesses. This report included a pro forma balance sheet as of July 31, 1996 and pro forma statements of operations for the seven months ended July 31, 1996 and the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            VECTRA TECHNOLOGIES, INC.

     November 14, 1996                 By   /s/ Ray A. Fortney
                                         -----------------------------
                                         Ray A. Fortney
                                         President, Chief Executive Officer


     November 14, 1996                 By   /s/ Thomas B. Pfeil
                                         -----------------------------
                                         Thomas B. Pfeil
                                         Chief Financial Officer