Form 10-K
period 1996-12-31
VECTRA TECHNOLOGIES INC
filed 1997-03-31
CIK 782379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                          -----------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996  Commission File Number:  0-14618
                          -----------------------------

                            VECTRA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         Washington                                          91 -1160888
  (State of incorporation)                 (I.R.S. Employer Identification No.)


                       6203 San Ignacio Avenue, Suite 100
                               San Jose, CA  95119
                    (Address of principal executive offices)
                                 (408) 629-9800
                         (Registrant's telephone number)

                          -----------------------------

           Securities registered pursuant to section 12(b) of the Act:
                                      None
           Securities registered pursuant to section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of Class)

                           -----------------------------


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


The aggregate market value of voting stock held by non-affiliates of the registrant is $7,622,530 based on the closing price as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market on March 7, 1997.

THERE WERE 7,833,527 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 7, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                        1

                            VECTRA Technologies, Inc.

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I
     Item 1         Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                         Industry Overview . . . . . . . . . . . . . . . . . . . . . . . .          3
                         The Company . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
     Item 2         Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
     Item 3         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .         12
     Item 4         Submission of Matters to a Vote of Security Holders. . . . . . . . . .         12

PART II
     Item 5         Market for Registrant's Common Stock and Related Stockholder Matters .         13
     Item 6         Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . .         14
     Item 7         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .         15
                         Divestitures. . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                         Results of Operations . . . . . . . . . . . . . . . . . . . . . .         17
                         Liquidity and Capital Resources . . . . . . . . . . . . . . . . .         19
     Item 8         Financial Statements and Supplementary Data. . . . . . . . . . . . . .         21
     Item 9         Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .         42

PART III
     Item 10        Directors and Executive Officers . . . . . . . . . . . . . . . . . . .         43
                         Current Directors . . . . . . . . . . . . . . . . . . . . . . . .         43
                         Current Executive Officers. . . . . . . . . . . . . . . . . . . .         45

     Item 11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .         46
                         Option Grants During 1996 Fiscal Year . . . . . . . . . . . . . .         48
                         Option Exercises During 1996 and Year End Option Values . . . . .         49
                         Executive Employment Agreements . . . . . . . . . . . . . . . . .         49
                         Compensation of Directors and Stock Options for Non-Employee
                           Directors . . . . . . . . . . . . . . . . . . . . . . . . . . .         50
                         Compliance with SEC Reporting Requirements. . . . . . . . . . . .         50
                         Report of Human Resources and Compensation Committee. . . . . . .         51

PART IV
     Item 12        Security Ownership of Certain Beneficial Owners, Directors and
                    Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . .         54
     Item 13        Certain Relationships and Related Transactions . . . . . . . . . . . .         56
     Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . .         57

                                     PART I
Item 1    BUSINESS

INDUSTRY OVERVIEW

          COMMERCIAL NUCLEAR UTILITY MARKET

Over one hundred of the world's more than four hundred operating commercial nuclear power plants are located in the United States and are owned by approximately fifty utilities. While nuclear power plant construction continues in many countries, in the United States the last newly constructed plant was placed into operation in the early 1990's and no new plant construction is currently anticipated. As a result, the U.S. market has shifted from new plant design and construction to the retrofit-design, maintenance, efficiency enhancement, and decommissioning of currently operating plants. This shift has resulted in an increased demand for engineered products and engineering services relating to high level waste management (dry spent fuel storage and eventual transportation). There are currently nine U.S. commercial nuclear power plants closed down, five of which have commenced a decommissioning program. Decommissioning programs require significant management, planning and design of specifically engineered equipment for the processing, packaging, storing and transporting of high level radioactive waste.

High level radioactive waste, principally spent nuclear fuel assemblies, requires specialized systems for handling, transportation and storage. The
U.S. government is obligated through the Nuclear Waste Policy Act to take title and possession of spent nuclear fuel from utilities by 1998. Currently, plans for a permanent repository have suffered a series of delays and the U.S. Department of Energy (the "DOE") has estimated that such a facility will not be ready before 2010. Until a federally sited interim or permanent storage facility is available for commercial spent fuel, nuclear power utilities continue to store their spent fuel in pools within the reactor plants. Most spent fuel pools were not designed to accommodate all fuel assemblies required for the life of a plant and plants must develop additional fuel storage facilities as they approach their spent fuel pool storage capacity. The Nuclear Regulatory Commission (the "NRC") has recommended dry spent fuel storage as the preferred solution to this on-site capacity requirement.

The industry's preferred solution for on-site dry fuel storage calls for NRC licensed storage and transportation systems consistent with the DOE's multi-purpose canister concept, which consists of canister-based systems suitable for both the storage and the transportation of spent fuel. The DOE's independent development of a standardized multi-purpose canister system for receipt, storage, and transportation of spent fuel has been de-funded and legislation is pending; directing the DOE to utilize NRC licensed, commercially available systems. Additionally, these NRC licensed, canister-based storage and transportation systems are required when emptying a plant's spent fuel pool during decommissioning. Although the Company and all of its competitors are making significant research, development and licensing efforts and have contracts to provide canister-based storage and transportation systems, currently, there have been no licenses issued for any canister-based storage and transportation system.

          U.S. DEPARTMENT OF ENERGY NUCLEAR MARKET

The DOE's primary mission has changed in the last several years to environmental remediation, management, and restoration. At the majority of their facilities, the DOE is concerned with cleanup activities instead of weapons production. As a result, substantial demand exists in this marketplace for high level radioactive waste management products and services. Many of the more than fifty

DOE sites have facilities that are thirty to forty years old and must be converted to new missions or be decommissioned.

The DOE market's needs are similar to the commercial market's requirements. The DOE sites contain a significant amount of spent nuclear fuel that must be conditioned and stored. The major market opportunities that exist for fuel storage and transportation are the K-Basin fuel at Hanford, the Navy spent fuel at Idaho National Energy Laboratories, and the foreign research reactor fuel at Savannah River.

THE COMPANY

VECTRA Technologies, Inc. ("VECTRA" or the "Company") operates in one business segment which is the nuclear market. The fuel service operations, the sole remaining business of the Company provides design, licensing, procurement, fabrication, sale and leasing of equipment for the packaging and transportation of high level and low level radioactive waste and nuclear material; and related consulting and engineering services to the commercial nuclear industry worldwide and to the DOE in the U.S. ("Fuel Services"). The primary products and services are: (1) dry storage and transport systems for spent nuclear fuel, (2) transportation packaging for low level and high level radioactive material and
(3) related engineering services.

DRY STORAGE The spent fuel storage pools at many nuclear power plants are at or near capacity, and federal government efforts to develop temporary and permanent repositories have been continually delayed by strong opposition. On-site dry spent fuel storage systems offer operators of nuclear power plants a short term (up to 40 years) solution for storage of spent fuel until government repositories are built. Dry storage systems can be built, operated and maintained at substantially less cost than reactor storage pools and related support systems and structures.

The Company owns and licenses a system for the dry storage of spent nuclear fuel, marketed under the trade name NUHOMS-Registered Trademark- (NUtech HOrizontal Modular Storage), that has been licensed by the NRC for the sites at which it has been constructed. The Company received a general non-site specific license for NUHOMS-Registered Trademark- from the NRC in 1995. NUHOMS-Registered Trademark- is an on-site system that integrates a concrete storage facility with horizontally placed stainless steel canisters containing spent fuel assemblies. NUHOMS-Registered Trademark- systems are fabricated and constructed by selected subcontractors to the Company's design specifications. NUHOMS-Registered Trademark- systems are currently in use at Carolina Power and Light's H. B. Robinson Plant, Duke Power Company's Oconee Station, Baltimore Gas and Electric's Calvert Cliffs Plant and Toledo Edison's Davis Besse Plant. Further, the Company is under contract with the Sacramento Municipal Utility District, GPU Nuclear Corporation and Pennsylvania Power and Light to provide NUHOMS-Registered Trademark- systems and services. VECTRA also was awarded the contract to provide a modified NUHOMS-Registered Trademark- system to provide storage of the Three Mile Island, Unit 2, fuel debris canisters at the Idaho National Engineering Laboratories. This is the first application of a commercially licensed system at a DOE site.

VECTRA has entered into license agreements for the use of NUHOMS-Registered Trademark- technology with several international firms for storage systems in Europe, Japan and other selected countries. The Company received fees upon execution of these agreements and will receive additional payments upon production and sale of each NUHOMS-Registered Trademark- system. The Company will also provide specific design engineering support on a fee basis as NUHOMS-Registered Trademark- systems are customized to specific client needs. VECTRA anticipates that it will execute its first application under these licenses for the supply of NUHOMS-Registered Trademark- technology in 1997.

TRANSPORTATION PACKAGING The Company owns and leases out, on a project specific basis, two rail mounted transportation casks for shipping spent nuclear fuel. The Company also custom designs, obtains licenses for and fabricates, through subcontractors, transportation casks used to ship high level and low level radioactive materials. The Company sells or leases these casks to its customers for their independent use or provides casks in conjunction with the performance of radioactive materials management and transportation services. The Company is currently under contract with the Sacramento Municipal Utility District to build and license two rail car-mounted casks for the transport of NUHOMS-Registered Trademark- canisters as part of the project to decommission that utility's Rancho Seco Plant.

VECTRA fabricates, through subcontractors, and sells transportation overpacks, UX-30s, to ship uranium hexafluoride. The UX-30 is an NRC-licensed transport package used by fuel vendors to ship the uranium hexafluoride needed to produce nuclear fuel. The Company originally obtained the NRC license for its UX-30s in 1990 and is currently the only producer of NRC-licensed transportation overpacks for uranium hexafluoride.

ENGINEERING SERVICES The Company provides structural, mechanical, nuclear criticality and materials analysis engineering for the design of custom integrated handling and transportation systems to move low level and high level radioactive waste. The Company has also supplied remote controlled systems to the DOE to handle high level waste. Most of the Company's work for the DOE has been through subcontracts with corporations which operate the DOE's nuclear facilities. Custom designed equipment has been developed for ultimate use at the Savannah River Plant, Idaho National Engineering Laboratory and Hanford Engineering Development Laboratory.

     DIVESTITURES

On January 29, 1997, the Company sold its low level radioactive waste packaging and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for cash; accounts receivable; deferred contract start-up costs; accounts payable; and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. Based upon the Asset Purchase Agreement, in the fourth quarter of 1996 the Company wrote down assets, consisting primarily of equipment and deferred contract start-up costs, by $5.8 million to their estimated fair value, net of expenses associated with the transaction of approximately $0.5 million. The total purchase price of $3.9 million will be added to working capital in 1997 and no gain or loss will be recorded on the sale in the first quarter of 1997. A provision for contract loss of $0.2 million was recorded in the fourth quarter of 1996 and the reported results of operations of the Waste Business will be nil in 1997. The Waste Business generated revenues of approximately $8.4 million and $13.0 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating losses of approximately $6.2 million and $5.1 million for the same periods.

On August 19, 1996, the Shareholders of the Company voted to approve, and the Company then consummated, the sale of the Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") to Duke Engineering & Services, Inc. and recorded a loss on the sale of $2.0 million. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated May 23, 1996. Based upon the Asset Purchase Agreement, in the fourth quarter of 1995 the Company wrote down assets, consisting primarily of costs in excess of net assets acquired by $12.8 million to their estimated fair value. The total purchase price was $28.7 million, of which $18.3 million was used to pay all of the Company's bank debt and associated fees and $10.4 million was added to the Company's working capital (of which approximately $8.5 million was used for payroll liabilities related to Engineering Businesses' employees, for the payment of transaction expenses and to reduce trade accounts payable to normal levels of commercial practice). The Engineering Businesses generated revenues of approximately $43.2 million and $78.1 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating income of approximately $2.7 million and $1.5 million for the same periods.


Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc and recorded a gain on the sale of $0.6 million. The sale price was $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. VECTRA UK generated revenues of approximately $3.5 million and $7.7 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating income of approximately $0.3 million and $0.1 million for the same periods.

In September 1995, the Company sold its 10% ownership in Recytec America, Inc. to Recytec, S.A. for $1.2 million resulting in a loss of $0.2 million which was included in selling, general and administrative expenses. These shares had been issued to VECTRA in connection with the sale of Alaron Corporation to Recytec S.A. in August 1991.

Effective June 30, 1995, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Plant Services, Inc. ("Plant Services"), to Westinghouse Electric Corporation plc and recorded a gain on the sale of $12.7 million. The sale price was $17.4 million after final adjustments including environmental remediation and earnout provisions. The proceeds from the sale were used to reduce notes payable and long term debt to banks, pay retained liabilities, and pay expenses associated with the transaction. Plant Services generated revenues of approximately $11.4 million and operating income of approximately $4.0 million for the fiscal year ended December 31, 1995.

     ACQUISITIONS

In January 1994, the Company's shareholders approved the purchase of all of the stock of ABB Impell Corporation, ABB Government Services, Inc. and ABB Impell Ltd. (the "Impell Companies") from affiliates of ABB Asea Brown Boveri Ltd. of Zurich, Switzerland (the "Seller"). The acquisition, effective as of midnight December 31, 1993, was completed on January 7, 1994, and was accounted for as a purchase in 1994. The purchase price of $32.3 million, together with the direct costs of the acquisition were allocated to the fair market value of the assets acquired and liabilities assumed. The seller received common stock (1,714,503 shares), then valued at $14.0 million, and the remainder of the purchase price in cash.

     CLIENTS

The following identifies clients that accounted for more than 10% of the Company's total revenues in 1996, 1995 and 1994 (dollars in thousands):



                                                                        Fiscal Year Ended
                                  ---------------------------------------------------------------------------------------------
Client                                  December 31,1996                December 31,1995                January 1, 1995
-----------------------------     ----------------------------      ------------------------      -----------------------------
Commonwealth Edison Company          $  12,854            18.9%      $  24,469        19.8%       $  26,828             19.2%



After the divestiture of the Waste Business and the Engineering Businesses, VECTRA has transitioned from a diverse engineering and nuclear services company to one based on the Company's technology leadership in the design, licensing, procurement, fabrication, sale and leasing of equipment for the packaging and transportation of high level and low level radioactive waste and nuclear material; and related consulting and engineering services to the commercial nuclear industry worldwide and to the DOE in the U.S. While the Company's Fuel Services business performs continuing services for its clients, billings to a particular client may fluctuate dramatically depending upon the status of a particular project. Depending upon the timing and size of contracts, the identities of the Company's largest clients may change from year to year. However, the Company's Fuel Services business depends upon a small number of clients for its revenues in any given year, the loss of any one or more of which would have a material adverse effect on the Company.

     FOREIGN OPERATIONS

The Company competes in certain international markets, principally Canada, South Korea, Taiwan, and Europe. The Company's international projects have been primarily involved with plant maintenance and waste handling services and engineering services to the government owned nuclear utilities in the United Kingdom, as well as the offshore oil industry. In addition, the Company has sold containers and handling equipment for export. International revenues were approximately $4.9 million in 1996, $10.3 million in 1995, and $12.1 million in 1994. The Company's operations in foreign countries are subject to the laws and regulations of such countries. U.S. export restrictions limit the Company's ability to export some of its products and services. The Company's historical international revenues were generated primarily by VECTRA UK and the Waste Business which were sold in 1996.

     COMPETITORS

The Company's Fuel Services business' major competitors include: ABB Asea Brown Boveri Ltd.; Chem-Nuclear Systems, Inc.; Foster Wheeler Energy Corporation; Holtec International; Nuclear Assurance Corporation; Sierra Nuclear Corporation; Transnucleaire and Westinghouse Electric Corporation. The Company competes on the basis of price, range of service, technical expertise, success in obtaining licenses, quality and responsiveness to customer needs. Several of these competitors have substantially greater financial and technical resources than the Company.

     CONTRACTS

Most of the Company's contracts are awarded by a competitive process in which a number of firms submit proposals in response to a client's request for proposals to provide specified products or services. Each of the Company's contracts is negotiated independently and varies as to profitability. In entering into contracts with its clients the Company considers, among other factors, the relative profitability of the contract as well as the long term goals of the Company.

Typically, all contracts, including the Company's material contracts, are subject to termination for convenience upon 30 days written notice by the client or the Company. Payments under engineering contracts are based on fee schedules for its engineering and other staff, plus costs and materials. Engineering contracts are often short term, specific task contracts, while contracts for NUHOMS-Registered Trademark- systems are multi-year, multi-million dollar contracts. In some instances, such contracts require use of the Company's working capital to fund a portion of the design and fabrication of products or the provision of services. The Company seeks progress payments in each contract, but the timing and amount of such payments varies with each contract and is contingent upon meeting scheduled commitments. In the course of contract negotiations, the Company endeavors to limit its liability for indemnity claims and warranty items and to specifically exclude responsibility for any incidental and consequential damages.

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

     INSURANCE

The Company's liability insurance policies can generally be grouped into the following three categories: General liability insurance, professional errors and omissions, and nuclear related incidents.

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

In general, nuclear incidents are covered under insurance carried by and provided to operators of nuclear plants. Under the "nuclear facility form" insurance carried by all U.S. commercial nuclear utilities, coverage for nuclear incidents is provided to contractors, such as VECTRA, performing work on nuclear facilities. American Nuclear Insurers, a pool of domestic and mutual insurers, provides coverage for up to $200 million per site in claims. Pursuant to the Price-Anderson Amendment to the Atomic Energy Act of 1954 ("Price-Anderson"), additional coverage is provided through a resource pool contributed to by the U.S. government and licensed power reactor owners. The Price-Anderson program provides approximately $8.7 billion in additional coverage. In certain circumstances, transporters of radioactive waste are covered by separate coverage. In situations where waste is transported directly to or from a licensed reactor site, incidents are covered under the nuclear facility form (subcontracting does not remove a party from the nuclear facility form). However, if the transportation of waste from or to a reactor site is for purposes other than the furtherance of conveyance, the facility form coverage is no longer applicable. While the Company does have transporters and shippers coverage in the amount of $10,000,000, management believes that its involvement in transporting waste (for which the Company subcontracts to transporting companies) is covered by the nuclear utility facility form.

Internationally, VECTRA's activities have generally been limited to operations in Canada, South Korea, Taiwan and Europe. The Company has contractual arrangements that may expand sales of its NUHOMS-Registered Trademark- systems, involving the storage of high level radioactive waste, in Japan, South Korea and Europe. In general, Japan, South Korea and countries in Europe impose liability for nuclear incidents on the operators of nuclear facilities, and require an operator of a nuclear facility to provide certain minimum coverage. Many European countries have executed the Paris/Brussels Conventions (1960-1963), an international treaty relating to coverage for nuclear incidents that provides for additional coverage for claims through special drawing rights (representing up to approximately $420 million) on countries that are parties to the conventions. The Paris/Brussels Conventions also establish uniform systems to handle inter-country nuclear damage and resulting claims. The Paris/Brussels Conventions provide coverage for nuclear incidents to contractors, such as VECTRA, performing work on nuclear facilities.

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

     PROPRIETARY TECHNOLOGY

The Company's policy is to seek patent protection for those features of its products with a design utility of sufficient length to warrant the cost of seeking a patent. While most of the technology relied on by the Company is unpatented, it is regarded by the Company as proprietary and confidential. The Company has patented its NUHOMS-Registered Trademark- dry storage systems for spent nuclear fuel from commercial nuclear power plants. Most of the Company's employees have entered into confidentiality agreements with the Company restricting the employee's disclosure and use of the Company's proprietary information.

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

The Company's research and development strategy consists of taking its custom designed products and systems funded by individual customers and adapting them for broader market applications with internally funded research and development. In 1996, 1995 and 1994, the Company spent approximately $0.4 million, and $3.3 million and $ 1.6 million, respectively, on Company sponsored research and development. Except for government contracts, the Company usually retains exclusive rights to customer funded technology to the extent it is proprietary.

     EMPLOYEES

At March 31, 1997, following the disposition of the Waste Business in the first quarter of 1997, the Company had approximately 68 employees of which approximately 66% have an engineering background or degree. The Company is dependent upon obtaining and retaining highly skilled and motivated personnel. As noted above, most employees are required to sign confidentiality agreements restricting their ability to disclose or use the Company's proprietary information.

     GOVERNMENT REGULATION

In the United States, the NRC administers a regulatory program which affects nearly every aspect of the Company's operations. The Department of Transportation, the Environmental Protection Agency, some states, localities and other federal agencies also regulate aspects of the Company's business. Regulatory changes with significant business impact have occurred with some frequency in the industry. The nuclear industry in general, and the handling, disposal and transportation of radioactive waste in particular, have sometimes been the subject of intense political and legal action. As a result of safety issues brought to light in the nuclear power generation industry and the resulting public and congressional pressure in 1996, that industry and all related industries, including that of the Company, have come under increased regulatory scrutiny. This has resulted in increased inspections, more frequent audits and a more stringent review of verbatim compliance to licenses.

FEDERAL REGULATION The Company must obtain a Certificate of Compliance from the NRC for each type of cask it sells or leases and any modifications to such casks. Among other requirements, applicants for a Certificate of Compliance must provide the NRC: (1) a description of the cask design (including manufacturing specifications); (2) a quality assurance program to assure that the cask will be constructed in accordance with such design; and (3) a safety analysis report documenting the simulation of various types of transportation accidents. A Certificate of Compliance is effective for five to twenty years, however, the NRC has the authority at any time to review a Certificate of Compliance and modify or cancel it based on safety considerations. Once issued, the design and construction procedures for an approved container may not be modified without the consent of the NRC.

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

In January 1997, the Company received a Demand for Information letter from the NRC requesting that VECTRA respond as to why: (1) the NRC should not require VECTRA to perform a comprehensive review of its design control to verify that its specifications have been accurately translated to the fabricators; (2) the NRC should not require VECTRA to perform a comprehensive review of all design changes and nonconformances since 1995 to determine if any generic implications exist; and (3) the NRC should not issue an order to suspend fabrication activities. As a result of the Demand for Information letter, in January 1997 the Company voluntarily placed a hold on fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products to allow the Company and its consultants to conduct a complete assessment of its processes from engineering through fabrication in order to address the root causes of deficiencies in its Quality Control operations. The Company feels that its designs conform to their Safety Analysis Reports and NRC Certificates of Compliance. The Company has identified no deficiencies in the products in service today that would prevent them from meeting the rigorous safety standards set by the NRC. The Company will verify that the processes used for future products maintain the level of safety and compliance required by the NRC. The assessment by the Company and its consultants determined that the composition of VECTRA's Quality Assurance Program is adequate and does not require major restructuring; however, there have been deficiencies in the implementation of the program and the Company must implement corrective actions and other recommended changes to restore confidence with clients and the NRC. The Company has developed a detailed plan to assess its design control, quality control and specification development activities for all of its products. This plan has been developed and will be implemented with the assistance of Performance Improvement International, a leading root cause assessment company in the nuclear industry. This plan will form the basis of the Company's response to the US Nuclear Regulatory Commission's Demand for Information letter. The Company's response to the US Nuclear Regulatory Commission's Demand for Information letter is due on April 11, 1997. The Company expects to submit a response on or before that date that will address the program to be implemented to correct any nonconformances.
In conjunction with the response, the Company will develop a program for the phased restart of its fabrication activities in the second quarter of 1997. The Company expects that the deferral in revenues and gross margin resulting from this delay together with the costs of the assessment program and immediate corrective actions will result in net losses in the first and second quarters of 1997 and the utilization of a significant portion of its available working capital. There can be no assurances that the NRC will find the Company's response acceptable or that the NRC will not issue an order to suspend fabrication in the event the Company lifts the Company's unilateral suspension and resumes fabrication as planned in the second quarter. Continued suspension of fabrication beyond the second quarter of 1997 would have a material adverse impact on the Company's operations, financial performance and working capital.

STATE REGULATION Certain states regulate the shipment of radioactive materials. Some localities have attempted to regulate radioactive waste shipments as well and to prohibit such shipments through their jurisdictions. Such state and local government actions have at times affected a portion of the Company's business, although the Company believes that it is able to operate in compliance with the requirements imposed. If such regulations proliferate, they could have a material adverse effect on the Company.

OTHER REGULATORY CONCERNS Several states have adopted laws prohibiting or limiting the construction of nuclear power plants or waste disposal sites or both, and referenda to close existing plants have been made. The NRC has proposed regulations which would tie the granting of new licenses for nuclear reactors to the resolution of problems in the disposal of high level radioactive wastes. In addition, several power companies have canceled plans for, delayed the construction or operation of, or shut down operating nuclear power plants.

The Company is subject to federal, state and local regulations limiting exposure of its employees and the public to radioactive materials and to the chemicals used in the cleaning and decontamination processes. The standards imposed have been made more stringent in recent years.

ITEM 2    PROPERTIES

Upon the disposition of the Waste Business in January 1997, the Company leases and occupies approximately 30,494 square feet of office space. The Company subcontracts the fabrication of its products and has no manufacturing facilities. Management believes the Company's facilities are adequate and suitable for its present needs, and will continue to periodically review its leased facilities for economic optimization. The Company's headquarters are at 6203 San Ignacio Avenue, Suite 100, San Jose CA 95119.

ITEM 3    LEGAL PROCEEDINGS

The Company is involved in contractual, personal injury and general liability cases and claims which are considered normal to its business. In the opinion of Company management, none of these claims will have a material adverse effect on the Company. However, an unfavorable outcome could materially impact the Company's financial position and results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol VCTR.

The following table sets forth the range of the high and low sales price information for the Company's Common Stock from the First Quarter 1995 through the Fourth Quarter 1996 as reported by Nasdaq.



                                   1996                          1995
                          -----------------------     --------------------------
        PERIOD               HIGH         LOW           HIGH              LOW
------------------------  ---------    ---------      ---------         --------
First Quarter                 3 1/8       1 3/8         3 1/2           2 7/8
Second Quarter                3 3/8       2 1/4         3 3/8           2 3/8
Third Quarter                 2 5/8       1 3/4         3 25/32         2 5/8
Fourth Quarter                2 3/8       1 7/8         2 7/8           1 7/8


At December 31, 1996, the Company had 7,833,527 shares of Common Stock issued and outstanding and 290 known shareholders of record. At that same date the Company had approximately 2,300 beneficial shareholders. The Company has not paid dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA


                            VECTRA TECHNOLOGIES, INC.
                              FINANCIAL HIGHLIGHTS
                (in thousands, except percent and per share data)



                                        1996          1995           1994           1993           1992
                                    ----------     ---------      ----------     ---------     ----------
FOR THE FISCAL YEAR:
     Revenues                       $  68,005      $ 123,501      $ 140,023      $  64,581      $  68,989

     Gross margin                   $  20,141      $  34,057      $  45,703      $  21,681      $  23,318

     Percent gross margin               29.6%          27.6%          32.6%          33.6%          33.8%

     Total operating
        expense                     $  23,715      $  55,786      $  48,176      $  21,626      $  24,389

     Percent total operating
        expense                         34.9%          45.2%          34.4%          33.5%          35.4%

     Write downs of assets (1)      $   5,841      $  14,319      $     629      $     791      $     910

     Operating income (loss)        $  (3,574)     $ (21,729)     $  (2,473)     $      55      $  (1,071)

     Net loss                       $  (7,032)     $ (12,213)     $  (5,325)     $    (546)     $  (1,827)

     Net loss per share             $   (0.90)     $   (1.56)     $   (0.68)     $   (0.09)     $   (0.32)

AT YEAR END:

     Total assets                   $  23,163       $ 60,666      $  84,165      $  43,881      $  38,102


     Long term debt                 $      --       $ 17,216      $   8,617      $   1,514      $   1,309

     Shareholders' equity           $  10,374       $ 17,386      $  29,800      $  19,073      $  18,770

Note:
  (1)  Write downs of assets is included in Total operating expense

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 Business.

With the sale of the Engineering Business in August 1996 and of the Waste Business in January 1997, the Company's current business consists principally providing the design, licensing, procurement, fabrication, sale and leasing of equipment for the packaging and transportation of high level and low level radioactive waste and nuclear material; and related consulting and engineering services to the commercial nuclear industry worldwide and to the DOE in the U.S. Because of the Company's reduced size and product lines, the Company's current and future business operations are subject to a number of risks and uncertainties. In evaluating the risks of an investment and any forward looking information provided by the Company, investors should be aware that the Company's actual results could differ materially from the results discussed in any forward looking statements because of, among other factors generally affecting companies in the nuclear industry, the following: (a) the Company is subject to a variety of stringent regulatory agency requirements in the U.S. and foreign countries that affect the manufacturing of its products, and the failure to comply with such requirements may result in litigation, liability or government ordered shutdowns; (b) the Company's need for working capital and annual and quarterly operating results may vary considerably from period to period as a result of a number of factors, including milestone requirements under customer contracts, and cancellations or delays by customers; (c) a substantial portion of the Company's future sales will be to fewer than 10 customers, the loss of any of which would adversely affect the Company's business, results of operations and financial condition; (d) some of the Company's principal competitors have been active in the nuclear service industry for many years and may have extensive relationships with customers in the Company's current area of operations and have strong financial resources.

DIVESTITURES

On January 29, 1997, the Company sold its low level radioactive waste packaging and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for cash; accounts receivable; deferred contract start-up costs; accounts payable; and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. Based upon the Asset Purchase Agreement, in the fourth quarter of 1996 the Company wrote down assets, consisting primarily of equipment and deferred contract start-up costs, by $5.8 million to their estimated fair value, net of expenses associated with the transaction of approximately $0.5 million. The total purchase price of $3.9 million will be added to working capital in 1997 and no gain or loss will be recorded on the sale in the first quarter of 1997. A provision for contract loss of $0.2 million was recorded in the fourth quarter of 1996 and the reported results of operations of the Waste Business will be nil in 1997. The Waste Business generated revenues of approximately $8.4 million and $13.0 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating losses of approximately $6.2 million and $5.1 million for the same periods.

On August 19, 1996, the Shareholders of the Company voted to approve, and the Company then consummated, the sale of the Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") to Duke

Engineering & Services, Inc. and recorded a loss on the sale of $2.0 million. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated May 23, 1996. Based upon the Asset Purchase Agreement, in the fourth quarter of 1995 the Company wrote down assets, consisting primarily of costs in excess of net assets acquired by $12.8 million to their estimated fair value. The total purchase price was $28.7 million, of which $18.3 million was used to pay all of the Company's bank debt and associated fees and $10.4 million was added to the Company's working capital (of which approximately $8.5 million was used for payroll liabilities related to Engineering Businesses' employees, for the payment of transaction expenses and to reduce trade accounts payable to normal levels of commercial practice). The Engineering Businesses generated revenues of approximately $43.2 million and $78.1 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating income of approximately $2.7 million and $1.5 million for the same periods.

Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc and recorded a gain on the sale of $0.6 million. The sale price was $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. VECTRA UK generated revenues of approximately $3.5 million and $7.7 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating income of approximately $0.3 million and $0.1 million for the same periods.

In September 1995, the Company sold its 10% ownership in Recytec America, Inc. to Recytec, S.A. for $1.2 million resulting in a loss of $0.2 million which was included in selling, general and administrative expenses. These shares had been issued to VECTRA in connection with the sale of Alaron Corporation to Recytec S.A. in August 1991.

Effective June 30, 1995, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Plant Services, Inc. ("Plant Services"), to Westinghouse Electric Corporation and recorded a gain on the sale of $12.7 million. The sale price was $17.4 million after final adjustments including environmental remediation and earnout provisions. The proceeds from the sale were used to reduce notes payable and long term debt to banks, pay retained liabilities, and pay expenses associated with the transaction. Plant Services generated revenues of approximately $11.4 million and operating income of approximately $4.0 million for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

     1996 COMPARED TO 1995

REVENUES Total revenues decreased $55.5 million (44.9%) to $68.0 million in 1996, from $123.5 million in 1995. Excluding the revenues of Plant Services that was sold in 1995 and VECTRA UK and the Engineering Businesses that were sold in 1996, the Company's revenues decreased $5.0 million (19.3%) to $21.2 million in 1996, from $26.3 million in 1995. This decrease was the result of a $4.6 million decrease in revenues of the Waste Business primarily because of the non-recurrence in 1996 of $2.3 million equipment sales and $0.7 million transportable vitrification unit related revenues in the Waste Business in 1995 and as a result of the timing of the revenue recognition with respect to various long term contracts in the Fuel Services business.

Especially with respect to the Company's Fuel Services business, revenues may significantly differ from period to period as a result of varying contractual terms that relate to the specific services or materials provided and their respective delivery schedules for the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and to be more pronounced with the sale of the Company's Engineering Businesses and the Waste Business.

GROSS MARGIN Total gross margin as a percent of revenue increased to 29.6% in 1996 from 27.6%, in 1995. Excluding the gross margin of Plant Services that was sold in 1995 and VECTRA UK and the Engineering Businesses that were sold in 1996, gross margin increased to 32.1% in 1996 from 16.5% in 1995. This increase in gross margin was primarily within the Company's Fuel Services business, however, each of the Company's contracts is negotiated independently and varies as to profitability and, due to changes in the mix of contracts, the Company's gross margin may vary significantly from quarter to quarter. The timing and actual performance by the Company in fulfilling its major contracts also affect the Company's gross margin.

OPERATING EXPENSES The Company's operating expenses decreased $32.1 million (57.5%) to $23.7 million in 1996 from $55.8 million in 1995. Excluding the selling, general and administrative expenses of Plant Services that was sold in 1995 and VECTRA UK and the Engineering Businesses that were sold in 1996, operating expenses decreased $18.3 million in 1996, a 57.7% decrease from 1995. This decrease was the result of a $8.5 million decrease in write downs of assets to estimated fair value; an approximate $5.7 million decrease in corporate costs as a result of lower staff levels and other cost reduction measures; a reduction of $2.8 million in research and development expense primarily a result of the hold put on the development of the transportable vitrification unit at the end of 1995; and amortization and depreciation expenses decreasing $1.3 million primarily as a result of the Company's write down of assets in December 1995.

NET LOSS Excluding the 1996 and 1995 write downs of assets to net estimated fair value, 1996 reflected an operating profit of $2.3 million, a $9.7 million increase from an operating loss of $7.4 million in 1995. Gain(loss) on sale of subsidiaries decreased $14.2 million as a result of the net $1.4 million loss recorded on the sale of VECTRA UK and the Engineering Businesses in 1996 as compared to the $12.7 million gain recorded on the sale of Plant Service operations in 1995. Interest expense decreased by $1.0 million because of the satisfaction of all of the Company's bank debt in August 1996. Income taxes decreased by $0.2 million. As a result of the foregoing, net loss was reduced by $5.2 million to a loss of $7.0 million in 1996 from a loss of $12.2 million in 1995.

     1995 COMPARED TO 1994

REVENUES Total revenues decreased 11.8% to $123.5 million in 1995 from $140.0 million in 1994. The decrease in revenues for 1995 was attributable to the sale of Plant Services, a decrease in nuclear engineering activity, and lower sales in the Waste Business relating to the completion of a large contract with a client in South Korea during 1994; offset in part by higher revenues from a spent fuel storage system contract.


GROSS MARGIN Gross margin decreased to 27.6% of revenues in 1995 from 32.6% of revenues in 1994. The lower gross margin in the engineering services operations was due to competitive pricing pressures. Plant Services, prior to disposition in June 1995, and the Fuel Services business experienced a slight decrease, while the Waste Business experienced a slight increase in gross margin percent due to the relative profitability of individual contracts. Each of the Company's contracts is negotiated independently and varies as to profitability. The timing and actual performance by the Company on its major contracts also affect the Company's gross margin.

OPERATING EXPENSES Research and development expenses increased 104.6% to $3.3 million in 1995 from $1.6 million in 1994. The increase was mainly due to expenses related to the Company's development of its vitrification process, EnviroGlass-Registered Trademark-.

Selling, general and administrative expenses decreased 16.9% to $38.2 million in 1995 from $46.0 million in 1994 and, as a percentage of revenue, decreased to 30.9% in 1995 from 32.8% in 1994. The decrease was primarily due to decreased severance related costs and lower ongoing staff levels.

Based primarily upon the letter of intent for the sale of the Engineering Businesses, at the end of 1995 the Company wrote down intangible assets consisting primarily of costs in excess of net assets acquired by $12.8 million to their estimated fair value.

The Company periodically reviews its property, plant and equipment for impairment in the value of these assets. As a result of this review, the Company wrote off assets with carrying values of approximately $1.5 million in 1995.

NET LOSS The net loss increased 129.4% to $12.2 million in 1995 from $5.3 million in 1994. Net interest expense increased $0.4 million as a result of bank fees and the amortization of warrant related debt discount offset by decreases in the loan balances resulting from the sale of Plant Services. The increased net loss was primarily due to increased research and development costs, the write down of plant, property and equipment and intangibles, and decreased revenues offset by a gain on the sale of Plant Services.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided/used by operating activities is comprised of two components:
Net loss adjusted for non-cash items and changes in operating assets and liabilities.

Net loss adjusted for non-cash items provided approximately $1.7 million in 1996 and used approximately $5.1 million in 1995. This reflects the improved operating performance of the Company, as detailed in the RESULTS OF OPERATIONS for 1996 compared to 1995, above.

In 1996, $11.5 million was used by changes in operating assets and liabilities, primarily the result of paying down accounts payable and accrued expenses. Primarily from the proceeds of the sale of the Engineering Businesses in August 1996, the Company reduced its current liabilities by: (i) approximately $3.8 million primarily related to paying out accrued vacation and other payroll related items to the Engineering Businesses employees; (ii) approximately $3.0 million related to expenses associated with the Company's dispositions (see Dispositions, above); and (iii) approximately $1.7 million for the reduction of trade accounts payable to normal levels of commercial practice from the high levels utilized in late 1995 to preserve operating capital. Additionally, during the year the Company reduced its liability for billings in excess of costs and estimated earnings on uncompleted contracts by approximately $1.4 million and had a further reduction of approximately $1.0 million related to other liabilities.

Although the net cash effect of changes in accounts receivable and estimated earnings in excess of billings was not significant in 1996, the balances of accounts receivable and estimated earnings in excess of billings may differ from period to period as a result of varying contractual terms that relate to the timing and amount of progress payments for some of the Company's multi-year, multi-million dollar contracts. This variability is expected to continue in future periods and become more pronounced as the Fuel Services business becomes a larger part of the Company's operations.

As a result of the foregoing, operating activities used $9.7 million in 1996, an approximate $10.7 million greater usage than the same period of 1995.

Cash proceeds from disposition/acquisition activities in 1996 were approximately $1.8 million from the sale of VECTRA UK and $28.6 million from the sale of the Engineering Businesses, as opposed to $16.2 million in 1995 from the sale of Plant Services and the liquidation of retention accounts related to the 1994 Impell acquisition.

Capital expenditures in 1996 were approximately $1.6 million primarily related to the Company's building of reverse osmosis units for the Waste Business. Capital expenditures in 1995 of approximately $8.2 million related primarily to the Company's building of its transportable vitrification unit for the Waste Business and the OS197 transportation cask for the Fuel Services business. The $1.6 million patent and license expenditure in 1996 relates primarily to the cost of licensing of the Company's new transportable NUHOMS-Registered Trademark- system for spent nuclear fuel.

The Company's capital expenditures in 1997 are expected to be incurred for the continuing licensing activity for the Company's Fuel Services business' new transportable NUHOMS-Registered Trademark- system for spent nuclear fuel. The Company anticipates that it will need to continue to devote significant capital resources to technology development and licensing activities in the future in order to remain competitive. The Company had contractual capital acquisition commitments of approximately $0.7 million as of December 31, 1996.

Concurrent with the sale of the Engineering Businesses in August 1996, the Company paid approximately $17.2 million, which combined with payments earlier in the year, satisfied in full the then outstanding balances of the Company's revolving credit agreement and term debt. The revolving credit and term debt agreements have been terminated and the Company currently has no indebtedness to banks and no available credit facilities.

In January 1997, the Company received a Demand for Information letter from the NRC requesting that VECTRA respond as to why: (1) the NRC should not require VECTRA to perform a comprehensive review of its design control to verify that its specifications have been accurately translated to the fabricators; (2) the NRC should not require VECTRA to perform a comprehensive review of all design changes and nonconformances since 1995 to determine if any generic implications exist; and (3) the NRC should not issue an order to suspend fabrication activities. As a result of the Demand for Information letter, in January 1997 the Company voluntarily placed a hold on fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products to allow the Company and its consultants to conduct a complete assessment of its processes from engineering through fabrication in order to address the root causes of deficiencies in its Quality Control operations. The Company feels that its designs conform to their Safety Analysis Reports and NRC Certificates of Compliance. The Company has identified no deficiencies in the products in service today that would prevent them from meeting the rigorous safety standards set by the NRC. The Company will verify that the processes used for future products maintain the level of safety and compliance required by the NRC. The assessment by the Company and its consultants determined that the composition of VECTRA's Quality Assurance Program is adequate and does not require major restructuring; however, there have been deficiencies in the implementation of the program and the Company must implement corrective actions and other recommended changes to restore confidence with clients and the NRC. The Company has developed a detailed plan to assess its design control, quality control and specification development activities for all of its products. This plan has been developed and will be implemented with the assistance of Performance Improvement International, a leading root cause assessment company in the nuclear industry. This plan will form the basis of the Company's response to the US Nuclear Regulatory Commission's Demand for Information letter. The Company's response to the US Nuclear Regulatory Commission's Demand for Information letter is due on April 11, 1997. The Company expects to submit a response on or before that date that will address the program to be implemented to correct any nonconformances. In conjunction with the response, the Company will develop a program for the phased restart of its fabrication activities in the second quarter of 1997. The Company expects that the deferral in revenues and gross margin resulting from this delay together with the costs of the assessment program and immediate corrective actions will result in net losses in the first and second quarters of 1997 and the utilization of a significant portion of its available working capital. There can be no assurances that the NRC will find the Company's response acceptable or that the NRC will not issue an order to suspend fabrication in the event the Company lifts the Company's unilateral suspension and resumes fabrication as planned in the second quarter. Continued suspension of fabrication beyond the second quarter of 1997 would have a material adverse impact on the Company's operations, financial performance and working capital.

Subject to the potential noted above regarding suspension of fabrication and assuming the Company resumes fabrication in the second quarter, the Company believes that cash and cash equivalents at December 31, 1996, together with cash generated from the sale of the Waste Business and from operations will be adequate to meet its cash needs through December 31, 1997. Management made substantial expense reductions in 1996 and is committed to decreasing costs in order to bring the Company to sustained profitable operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 Page
                                                                            -----------
Report of Ernst & Young LLP, Independent Auditors                                  22

Consolidated Balance Sheets at December 31, 1996, and December 31,
  1995                                                                        23 & 24


Consolidated Statements of Operations for each of the three years in the
   period ended December 31, 1996                                                  25

Consolidated Statements of Shareholders' Equity for each of the three years
  in the period ended December 31, 1996                                            26

Consolidated Statements of Cash Flows for each of the three years in the
  period ended December 31, 1996                                                   27

Notes to Consolidated Financial Statements                                 28 thru 41

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
VECTRA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of VECTRA Technologies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VECTRA Technologies, Inc. at December 31, 1996, and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Francisco, California
March 24, 1997

                            VECTRA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                           DECEMBER 31,        DECEMBER 31,
                                                                               1996               1995
                                                                           -----------         ------------
ASSETS
Current Assets
  Cash and cash equivalents                                                 $   2,741           $   2,834
     Securities available for sale                                              1,330               1,274
     Assets held for disposition                                                3,430                  --
     Accounts receivable, net of allowance of $84 for 1996
        and $785 for 1995                                                       7,082              20,902
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                   1,153               1,665
     Refundable income tax prepayments                                             --                 600
     Inventories                                                                  251               1,176
     Prepaid expenses                                                             297                 720
                                                                            ---------           ---------
        Total Current Assets                                                   16,284              29,171
                                                                            ---------           ---------
Property, Plant and Equipment, at cost
     Land                                                                         --                   94
     Buildings                                                                    --                  359
     Machinery and equipment                                                   4,042                8,707
     Construction in progress                                                     --                8,038
     Furniture and fixtures                                                      895                2,587
                                                                            ---------           ---------
        Total Property, Plant and Equipment                                    4,937               19,785
     Less accumulated depreciation                                             2,093                8,614
                                                                            ---------           ---------
        Net Property, Plant and Equipment                                      2,844               11,171
                                                                            ---------           ---------
Costs in excess of net assets of acquired businesses, net
  of accumulated amortization                                                     --               14,780
Licenses, patents and other intangibles, at cost, net
  of accumulated amortization                                                  3,600                2,173
Investments and long term prepaid costs                                          404                3,305
Other assets                                                                      31                   66
                                                                            ---------           ---------
     Total Assets                                                           $  23,163           $  60,666
                                                                            ---------           ---------
                                                                            ---------           ---------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (in thousands, except share data)

                                                                            DECEMBER 31,       DECEMBER 31,
                                                                               1996               1995
                                                                           -----------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                          $     400          $       --

     Accounts payable                                                           5,957              10,965

     Accrued payroll and related expenses                                        715                4,706

     Other accrued liabilities                                                 2,041                3,510

     Accrued liabilities related to sale of subsidiaries                       1,894                2,407

     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                     400                2,288
                                                                            ---------           ---------
         Total Current Liabilities                                            11,407               23,876



Long term debt                                                                    --               17,216

Other long term liabilities                                                    1,382                1,764

Deferred lease incentive                                                          --                  424
                                                                            ---------           ---------
     Total Liabilities                                                        12,789               43,280
                                                                            ---------           ---------


Shareholders' Equity
     Class A Preferred Stock, 4,100,000 shares authorized,
       none issued and outstanding                                                 --                  --
     Common Stock, $0.01 par value, 30,000,000 shares
       authorized; 7,833,527 shares issued and outstanding in
       1996 and 1995                                                          44,960               44,960
     Accumulated deficit                                                     (34,586)             (27,574)
                                                                            ---------           ---------
        Total Shareholders' Equity                                            10,374               17,386
                                                                            ---------           ---------


     Total Liabilities and Shareholders' Equity                            $  23,163            $  60,666
                                                                            ---------           ---------
                                                                            ---------           ---------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)


                                                                                               YEARS ENDED
                                                                          ---------------------------------------------------
                                                                          DECEMBER 31, 1996   DECEMBER 31, 1995    JANUARY 1,
                                                                                                                       1995
                                                                          -----------------   -----------------    ----------
Revenues                                                                     $ 68,005            $123,501           $ 140,023
Cost of revenues                                                               47,864              89,444              94,320
                                                                            ---------           ---------            --------
     Gross margin                                                              20,141              34,057              45,703
                                                                            ---------           ---------            --------

Operating Expenses
  Research and development expenses                                               446               3,257               1,592
  Selling, general and administrative
     expenses                                                                  17,428              38,210              45,955
  Write downs of property, plant and
     equipment and intangible assets                                            5,841              14,319                 629
                                                                            ---------           ---------            --------
     Total operating expenses                                                  23,715              55,786              48,176
                                                                            ---------           ---------            --------
     Operating loss                                                            (3,574)            (21,729)             (2,473)
Interest expense, net                                                           2,090               3,105               2,702

Gain (Loss) on sale of subsidiary                                              (1,443)             12,731                  --
                                                                            ---------           ---------         -----------
     Loss before income taxes                                                  (7,107)            (12,103)             (5,175)
Provision (Benefit) for income taxes                                              (75)                110                 150
                                                                            ---------           ---------         ------------
     Net loss                                                                 $(7,032)           $(12,213)            $(5,325)
                                                                            ----------         -----------        ------------
                                                                            ----------         -----------        ------------

Net loss per share                                                             $(0.90)             $(1.56)             $(0.68)
                                                                            ---------           ---------         ------------
                                                                            ---------           ---------         ------------



Number of shares used to calculate net loss
   per share                                                                7,833,527           7,840,038           7,801,802
                                                                            ---------           ---------         -----------
                                                                            ---------           ---------         -----------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)



                                            NUMBER OF                          ACCUMULATED         SHAREHOLDERS'
                                             SHARES             AMOUNT            DEFICIT               EQUITY
                                          -------------      ------------       ------------        ------------
Balances at December 31, 1993                 5,954,013        $29,202            $(10,129)           $19,073

     Exercise of stock options                  189,649            968                  --                968
     Issuance of common stock,
      net of cancellations                    1,704,965         14,004                  --             14,004
     Warrants issued                                 --          1,038                  --              1,038
     Unrealized gain on securities
      available for sale                             --             --                  42                 42
     Net loss                                        --             --              (5,325)            (5,325)
                                            -----------     ----------         -----------         -----------
Balances at January 1, 1995                   7,848,627         45,212             (15,412)            29,800


     Issuance of common stock,
      net of cancellations                      (15,100)            --                  --                 --
     Warrants issued, net of
      warrants repriced                              --           (252)                 --               (252)
     Unrealized gain on securities
      available for sale                             --             --                  51                 51
     Net loss                                        --             --             (12,213)           (12,213)
                                            -----------     ----------         -----------         -----------
Balances at December 31, 1995                 7,833,527         44,960             (27,574)            17,386


     Unrealized gain on securities
       available for sale                            --             --                  20                 20
     Net loss                                        --             --              (7,032)            (7,032)
                                            -----------     ----------         -----------         -----------

Balances at December 31, 1996                 7,833,527     $   44,960         $   (34,586)        $   10,374
                                            -----------     ----------         -----------         -----------
                                            -----------     ----------         -----------         -----------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                        YEARS ENDED
                                                                                     -----------------------------------------------
                                                                                     DECEMBER 31,         DECEMBER 31,  JANUARY 1,
                                                                                          1996                1995          1995
                                                                                     ------------        -----------    -----------
Cash flows from operating activities:
   Net Loss                                                                            $ (7,032)           $(12,213)      $(5,325)
   Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
      Amortization                                                                          140               3,058         3,082
      Depreciation                                                                        1,195               2,321         3,392
      Write downs of assets to estimated fair value                                       5,841              14,319           629
      (Gain)/Loss on sale of subsidiary                                                   1,443             (12,731)           --
      Other Loss                                                                            153                 156            --
   Changes in operating assets and liabilities:
      (Increase) Decrease in accounts receivable and
        estimated earnings in excess of billings                                             20                (565)        5,734
      (Increase) Decrease in inventories and prepaid expenses                              (542)                493          (128)
      Increase (Decrease) in accounts payable and accrued expenses                      (10,933)              6,144          (262)
                                                                                      ---------            --------      -------
Net cash provided (used) by operating activities                                         (9,715)                982         7,122
                                                                                      ---------            --------      --------
Cash flows from investing activities:
    Increase in securities available for sale                                               (36)               (303)         (123)
    Refunds (payments) related to Impell acquisition, net of cash acquired                   --                 559       (23,137)
    Capital expenditures                                                                 (1,626)             (8,197)       (3,872)
    Payments for earnout of acquired business                                                --                  --          (304)
    Increase in patent and license costs                                                 (1,559)               (973)         (115)
    Proceeds from sale of long term investments                                              --               1,150            --
    Proceeds from sales of subsidiaries, net of transaction costs                        30,372              16,152           129
    (Increase) Decrease in other assets                                                    (713)                 19          (270)
                                                                                      ---------            --------      -------
Net cash provided (used) by investing activities                                         26,438               8,407       (27,692)
                                                                                      ---------            --------      -------

Cash flows from financing activities:
    Net (repayments) borrowings under short term loans                                      400              (2,811)       12,871
    Proceeds from long term debt                                                             --               3,000        15,000
    Repayment of long term debt                                                         (17,216)            (10,171)       (5,414)
    Proceeds from sale of common stock                                                       --                  --           968
                                                                                      ---------            --------      --------
Net cash provided (used) by financing activities                                        (16,816)             (9,982)       23,425
                                                                                      ---------            --------      -------

Net increase(decrease) in cash and cash equivalents                                         (93)               (593)        2,855
Cash and cash equivalents at beginning of year                                            2,834               3,427           572
                                                                                      ---------            --------      -------
Cash and cash equivalents at end of year                                               $  2,741            $  2,834      $  3,427
                                                                                      ---------            --------      -------
                                                                                      ---------            --------      -------

Cash paid for interest                                                                 $  3,883            $  1,973      $  1,652
Cash paid for income taxes                                                             $    153            $    712      $    236

Supplemental disclosure of non-cash financing activities:
   Issuance of Common Stock related to acquisition                                     $     --            $     --      $ 14,000
    Warrants issued in connection with debt                                            $     --            $    643      $  1,038


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

  VECTRA Technologies, Inc. ("VECTRA" or the "Company") operates in one business segment which is the nuclear market. In this market, the Company provides technology based systems and services for the packaging and transportation of high level and low level radioactive waste and nuclear material; and related consulting and engineering services to the commercial nuclear industry worldwide and to the Department of Energy in the U.S.

  Most of the Company's contracts are awarded by a competitive process in which a number of firms submit proposals in response to a client's request for proposals to provide specified products or services. Each of the Company's contracts is negotiated independently and varies as to profitability. In entering into contracts with its clients the Company considers, among other factors, the relative profitability of the contract as well as the long term goals of the Company. The Company competes in certain international markets, principally Canada, South Korea, Taiwan, and Europe.

  In the United States, the Nuclear Regulatory Commission administers a regulatory program which affects every aspect of the Company's operations.
  The Department of Transportation, the Environmental Protection Agency, some states, localities and other federal agencies also regulate aspects of the Company's business. Regulatory changes with significant business impact have occurred with some frequency in the industry. The nuclear industry in general, and the handling, disposal and transportation of radioactive waste in particular, have sometimes been the subject of intense political and legal action. While the Company attempts to anticipate changes in the regulatory, political and legal environment in which it operates, it is not always able to do so and such changes could render the Company's products and its methods of doing business obsolete, cause the Company to suspend operating activities or require extensive modification of the Company's product lines.

PRESENTATION

  Previously reported amounts in the 1995 consolidated balance sheet have been reclassified to conform with the 1996 presentation with no effect on shareholder's equity.

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

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.    DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

REVENUE RECOGNITION

  Revenue on long term contracts, other than those billed on a time and material basis, is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost estimates are reviewed periodically as the work progresses, and adjustments to revenues are reflected in the period in which estimates are revised. When current estimates indicate a probable ultimate loss on a contract, the full amount of the projected loss is accrued. The accompanying consolidated financial statements reflect management's best estimates of contract revenues and costs. However, actual amounts could differ from such estimates and such differences could be material to the financial statements. Other revenues are recorded on the basis of shipment of products or performance of services.

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

COST OF REVENUES

  Cost of revenues consist of materials, fabrication costs, direct labor and related payroll burden and charges, including depreciation and amortization, that are directly identified to a contract.


CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include investments with an original maturity of three months or less.

SECURITIES AVAILABLE FOR SALE

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Company's marketable securities are classified as "available for sale" and are recorded at current market value with an offsetting adjustment to shareholders' equity. The adoption of this statement did not have a material effect on the Company's consolidated financial position. $818,233 in 1996 and $618,722 in 1995 of the Company's marketable securities available for sale are restricted since they are held as collateral or held by the Company's captive offshore insurance subsidiary.
  The amortized cost basis of securities available for sale is $1,216,612 in 1996 and $1,180,803 in 1995.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.    DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

INVENTORIES

  Inventories, which consist principally of products associated with the performance of certain contracts, are stated at the lower of cost or market determined on a specific identification basis.

PROPERTY, PLANT  AND EQUIPMENT

  Depreciation is computed principally on the straight line method over the following estimated useful lives:


          Buildings                     36 years
          Machinery and equipment       3-15 years
          Furniture and fixtures        3-7 years

  The Company periodically reviews its property, plant and equipment for impairment in value. As a result of this review, the Company wrote off assets with carrying values of approximately $5,841,000 in 1996 and $14,319,000 million in 1995. (See Note 2 Dispositions)

  The primary component of the Company's 1996 capital expenditures relates to the construction of two reverse osmosis systems.

COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

  In 1996, with the sale of the Engineering Businesses, the Company removed all costs in excess of net assets of acquired businesses from its balance sheet. Prior to that time, the excess of the total acquisition costs of acquired subsidiaries over the fair value of net assets acquired was being amortized on the straight line basis over 25 years. Accumulated amortization was $4,330,000 at December 31, 1995.

LICENSES AND PATENTS

  Licenses and patents are amortized on the straight line method over a period of 5 to 25 years. Accumulated amortization was $256,000 at December 31, 1996, and $602,000 at December 31, 1995. The $1,559,000 patent and license expenditure in 1996 relates primarily to the cost of licensing of the Company's new transportable NUHOMS-Registered Trademark- system for spent nuclear fuel.

INCOME TAXES

  The Company recognizes deferred tax assets and liabilities based on differences between financial reporting and tax basis of assets and liabilities measured using tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance on its deferred tax assets to the extent there is uncertainty regarding the Company's ability to generate taxable income in the future.

NET LOSS PER SHARE

  Net loss per share is based upon the weighted average number of common shares outstanding during each period.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.      DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENTS

  IMPAIRMENT OF LONG LIVED ASSETS In 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company adopted the provisions of SFAS 121 as of December 31, 1995.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APBO 25") standard. If the APBO 25 standard for measurement is elected, SFAS 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APBO 25 and related interpretations in accounting for its employee stock options. See
  Note 8, Stock Options.

2.        DISPOSITIONS

  On January 29, 1997, the Company sold its low level radioactive waste packaging and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for cash; accounts receivable; deferred contract start-up costs; accounts payable; and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. Based upon the Asset Purchase Agreement, in the fourth quarter of 1996 the Company wrote down assets with a book value of $9.2 million, consisting primarily of equipment and deferred contract start-up costs, by $5.8 million to their estimated fair value, net of expenses associated with the transaction of approximately $0.5 million. The net value of these assets is reflected on the balance sheets as "Assets held for disposition" at December 31, 1996. The total purchase price of $3.9 million will be added to working capital in 1997 and no gain or loss will be recorded on the sale in the first quarter of 1997.
  A provision for contract loss of $0.2 million was recorded in the fourth quarter of 1996 and the reported results of operations of the Waste Business will be nil in 1997. The Waste Business generated revenues of approximately $8.4 million and $13.0 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and an operating loss of approximately $6.2 million and $5.1 million for the same periods.

  On August 19, 1996, the Shareholders of the Company voted to approve, and the Company then consummated, the sale of the Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") to Duke Engineering & Services, Inc. and recorded a loss on the sale of $2.0 million. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated May 23, 1996. Based upon the Asset Purchase Agreement, in the fourth quarter of 1995 the Company wrote down assets, consisting primarily of costs in excess of net assets acquired by $12.8 million to their estimated fair value. The total purchase price was $28.7 million, of which $18.3 million was used to pay all of the Company's bank debt and associated fees and $10.4 million was added to the Company's working capital (of which approximately $8.5 million was used for payroll liabilities related to Engineering Businesses' employees, for the payment of transaction expenses and to reduce trade accounts payable to normal levels of commercial practice). The Engineering Businesses generated revenues of approximately $43.2 million and $78.1 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating income of approximately $2.7 million and $1.5 million for the same periods.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.        DISPOSITIONS (CONTINUED)

  Effective April 26, 1996, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, VECTRA Technologies Ltd. ("VECTRA UK"), to Amey, plc and recorded a gain on the sale of $0.6 million. The sale price was $1.9 million. The net proceeds were approximately $1.6 million after expenses associated with the transaction. The net proceeds were used to reduce the Company's revolving credit facility by $1.1 million and the balance was added to working capital. VECTRA UK generated revenues of approximately $3.5 million and $7.7 million for the fiscal years ended December 31, 1996, and December 31, 1995, respectively, and operating income of approximately $0.3 million and $0.1 million for the same periods.

  In September 1995, the Company sold its 10% ownership in Recytec America, Inc. to Recytec, S.A. for $1.2 million resulting in a loss of $0.2 million which was included in selling, general and administrative expenses. These shares had been issued to VECTRA in connection with the sale of Alaron Corporation to Recytec S.A. in August 1991.

  Effective June 30, 1995, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Plant Services, Inc. ("Plant Services"), to Westinghouse Electric Corporation plc and recorded a gain on the sale of $12.7 million. The sale price was $17.4 million after final adjustments including environmental remediation and earnout provisions. The proceeds from the sale were used to reduce notes payable and long term debt to banks, pay retained liabilities, and pay expenses associated with the transaction. Plant Services generated revenues of approximately $11.4 million and operating income of approximately $4.0 million for the fiscal year ended December 31, 1995.

3.    ACCOUNTS RECEIVABLE AND PROGRESS BILLINGS

  Accounts receivable are summarized as follows (in thousands):

                                        DECEMBER 31, 1996     DECEMBER 31, 1995
                                        -----------------     -----------------
  Accounts receivable                   $          6,639      $         20,310
  Retainage                                          396                   988
  Other                                              131                   389
  Allowance for contract adjustments                 (84)                 (785)
                                        -----------------     ----------------
  Total accounts receivable, net        $          7,082      $         20,902
                                        -----------------     ----------------
                                        -----------------     ----------------

  Retainages beyond one year are insignificant. Progress billings on long term percentage of completion contracts that were in process at December 31, 1996, and December 31, 1995, were $22.0 million and $32.4 million, respectively. The Company performs services and provides products mainly to commercial power utilities. Based on the credit standing of these clients, credit is generally granted without collateral being required.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    ACCOUNTS RECEIVABLE AND PROGRESS BILLINGS (CONTINUED)

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

4.    NOTES PAYABLE

  In February 1996 the Company received two $0.2 million short term loans from a customer to assist the Company in the building of capital equipment for use on a long term contract at that customer's sites. The notes, including interest at 6% per annum, were repaid in full in January 1997.


5.    INDEBTEDNESS TO BANKS

  Concurrent with the sale of Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") to Duke Engineering & Services, Inc. on August 19, 1996, the Company paid $16.6 million, which combined with payments earlier in the year, paid in full the remaining balances of the Company's revolving credit agreement and term debt. At that time the Company also paid its former banks $1.5 million in deferred bank fees. The revolving credit and term debt agreements have been terminated and the Company has no indebtedness to banks at December 31, 1996. As of December 31, 1996, the Company has reserved 1,300,977 shares of common stock for warrants previously earned by the banks.

  At December 31, 1995, the Company had $12,389,000 outstanding under a revolving credit facility at a weighted average interest rate of 9.1%; a long term loan from banks of $2,927,000 at an interest rate of 10%; and a second long term loan from banks of $1,900,000 at an interest rate of 11.5%, all of which were secured by substantially all of the Company's assets.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.    INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996, December 31, 1995, and January 1, 1995, are as follows using the liability method (in thousands):


                                                      DECEMBER 31, 1996     DECEMBER 31, 1995       JANUARY 1,
                                                                                                          1995
                                                      ------------------    -----------------     -------------
   DEFERRED TAX ASSETS:
        Net operating loss carryforwards                   $     6,813       $        2,279      $      1,952
        Tax credit carryforwards                                   254                  254               254
        Expenses not currently deductible for
         tax purposes                                               34                1,294             1,661
        Other                                                    3,009                1,098               941
                                                          ------------        -------------      ------------
          Deferred tax assets                                   10,110                4,925             4,808

          Valuation allowance                                  (10,110)              (4,898)           (4,736)
                                                          -------------       -------------      -------------
        Net deferred tax assets                           $          0        $          27      $         72
                                                          -------------       -------------      -------------
                                                          -------------       -------------      -------------



   DEFERRED TAX LIABILITIES:
        Depreciation                                      $         --        $          27      $         72
                                                          -------------       -------------      -------------

          Net deferred tax liabilities                      $         --        $          27      $         72
                                                          -------------       -------------      -------------
                                                          -------------       -------------      -------------
   NET DEFERRED TAXES:                                    $         --        $          --      $         --
                                                          -------------       -------------      -------------
                                                          -------------       -------------      -------------


                            VECTRA TECHNOLOGIES, INC.

6. INCOME TAXES (CONTINUED)
   The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate for the fiscal years ended December 31, 1996, December 31, 1995, and January 1, 1995, as follows (in thousands):


                                                          DECEMBER 31, 1996     DECEMBER 31, 1995     JANUARY 1,
                                                                                                           1995
                                                          -----------------    ------------------    -------------

Income tax (benefit) at federal statutory rate                     $(2,579)               (4,275)           $(1,864)
   Amortization                                                         --                    --                106
   FAS 121 write down of assets not
        deductible for tax purposes                                  1,706                 4,228                 --
   Write off of assets sold during the
        year which were written off for
          book purposes in the prior year                           (1,937)                   --                 --
   Utilization of net operating loss
      carryforwards                                                     --                    --                 --
   Valuation allowance                                               4,635                   162              1,751
   Federal income taxes                                                 --                    --                 --
   State and foreign income taxes                                       40                   110                150
   Other (includes $1,240 timing differences
      related to employee benefit charges in 1996)                  (1,940)                 (115)                 7
                                                               -----------             ---------          ---------
Provision (Benefit) for income taxes                           $       (75)            $     110          $     150
                                                               -----------             ---------          ---------
                                                               -----------             ---------          ---------





  At December 31, 1996, the Company has federal net operating loss and research tax credit carryforwards of approximately $19,467,000 and $254,000, respectively, which expire in varying amounts through the year 2011. Annual utilization of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three year period.

7.    SAVINGS AND RETIREMENT PLAN

  The Company has a defined contribution plan covering eligible full time and part time employees (the "Plan"). The Plan is a profit sharing plan with a salary reduction arrangement pursuant to Internal Revenue Code Section 401(k) and subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Employees may contribute up to 15% of their gross wages, subject to these provisions. The Company may, solely at its own discretion, make a profit sharing contribution to the Plan for each plan year. In addition to the profit sharing contribution, the Company may make discretionary matching contributions to the Plan, at a predetermined rate subject to certain limitations. In 1995, matching contributions were only made for employees within certain operating units. In fiscal 1995, and 1994, the Company made contributions to the Plan of $112,000, and $1,171,000, respectively. No contributions were made to the plan in 1996.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   STOCK OPTIONS

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APBO 25") standard. If the APBO 25 standard for measurement is elected, SFAS 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APBO 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation methods that were not developed for use in valuing employee stock options similar to those of the Company. Under APBO 25, no compensation expense has been recognized by the Company because the exercise price of all employee stock options granted equals the market price of the underlying stock on the date of each grant.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1996 and 1995: Risk free interest rates of 5.6% to 7.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.0894; and a weighted average expected life of the option of 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The following indicates the pro forma information, using a Black-Scholes option pricing model, regarding net loss and loss per share required by SFAS 123 (in thousands, except share data):

                                                   1996                1995
                                           ----------------    -------------
  Pro forma net loss                         $     (7,159)     $   (12,326)

  Pro forma loss per share                   $      (0.91)     $     (1.57)

  Pro forma primary shares outstanding          7,833,527        7,840,038

                            VECTRA Technologies, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   STOCK OPTIONS (CONTINUED)

  Under the Company's stock option plans which include incentive stock options qualified by the Internal Revenue Service (IRS) and non-qualified options, the Company can issue up to 2,297,500 stock options. Through December 31, 1996, such incentive stock options totaling 916,731 have been exercised and 275,389 options are available for grant.


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

  At December 31, 1996, the Company has reserved 958,258 shares of Common Stock under the incentive stock option plans, which represent stock options outstanding and stock options available for grant.

  Stock options outstanding under the plans are:


                                                                                OPTION PRICE PER SHARE
                                                                    ------------------------------------------
                                                  NUMBER OF                                           WEIGHTED
                                                    SHARES                FROM             TO         AVERAGE
                                                -------------          ---------      ---------      ---------
  Outstanding at January 1, 1995                   1,019,186           $    3.00      $    9.50      $    8.71
     Granted (includes 143,000 shares
         that were repriced)                         269,500                2.75           4.50           3.72
     Forfeitures (includes 143,000
        shares that were repriced)                  (454,626)               3.00           9.50           6.20
                                                 -----------           ----------      --------      ---------
  Outstanding at December 31, 1995                   834,060                2.75           9.50           7.81

     Granted                                         375,000               1.625           2.00           1.94

     Forfeitures                                    (526,180)              1.625           9.50           6.18
                                                 -----------           ----------      --------      ---------
  Outstanding at December 31, 1996                   682,880           $   1.625        $  7.00      $    2.22
                                                 -----------           ----------      --------      ---------
                                                 -----------           ----------      --------      ---------
  Exercisable at December 31, 1996                    20,964           $    2.75        $  7.00      $    3.69
                                                 -----------           ----------      --------      ---------
                                                 -----------           ----------      --------      ---------


     In addition to the stock option plans, the Company has issued non-qualified options of which 393,250 shares were outstanding at December 31, 1996, at a price per share from $2.00 to $9.25, 277,000 options were exercisable at a price per share from $2.125 to $9.25, and had a weighted average exercise price of $4.17.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.   WARRANTS

  At December 31, 1996, in connection with bank debt incurred in 1994 and 1995, the Company has outstanding warrants issued to its former banks to purchase the following shares of the Company's common stock:


                                EXERCISE
                NUMBER           PRICE             EXERCISABLE
               OF SHARES        PER SHARE              THROUGH
            -------------     -----------      -------------------
               830,060            $2.94         January 7, 1999
               392,432            $0.01         September 20, 2000
                78,485            $0.01         December 26, 2000

10.      COMMON STOCK

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

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  REVENUES AND COST OF REVENUES INFORMATION

  Revenues and cost of revenues of tangible products and services are as follows for the fiscal years ended December 31, 1996, December 31, 1995, and January 1, 1995, (in thousands):




                                     DECEMBER 31, 1996    DECEMBER 31, 1995        JANUARY 1,
                                                                                       1995
                                     -----------------    -----------------    --------------
   REVENUES:
        Products                      $          12,601    $        13,580      $      6,917
        Services                                 55,404            109,921           133,106
                                       ----------------    ---------------      -------------
          Total Revenues              $          68,005    $       123,501      $    140,023
                                       ----------------    ---------------      -------------
                                       ----------------    ---------------      -------------
   COST OF REVENUES:
        Products                       $          9,124    $        11,574      $      4,561
   Services                                      38,740             77,870            89,759
                                       ----------------    ---------------      -------------
        Total Cost of Revenues         $         47,864    $        89,444      $     94,320
                                       ----------------    ---------------      -------------
                                       ----------------    ---------------      -------------


  Sales to foreign clients in 1996, 1995, and 1994 were $4,862,000, $10,254,000, and $12,099,000, respectively. The Company's historical international revenues were generated primarily by VECTRA UK and the Waste Business which were sold in 1996 and 1997, respectively.

12.  MAJOR CLIENTS

  The nature of the Company's business is such that a single client may account for more than 10% of the Company's revenues during a specific period when the Company is performing a significant project for that client. The percentage of sales to individual clients that were 10% or more of total revenues follows for the fiscal years ended December 31, 1996, December 31, 1995, and January 1, 1995:



                                            DECEMBER 31,           DECEMBER 31,        JANUARY 1,
                                               1996                   1995                 1995
                                            -------------         --------------      ------------
Commonwealth Edison Company                       18.9%               19.8%               19.2%


  After the divestiture of the Waste Business and the Engineering Businesses, VECTRA is transitioned from a diverse engineering and nuclear services company to one based on the Company's technology leadership in the design, licensing, procurement, fabrication, sale and leasing of equipment for the packaging and transportation of high level and low level radioactive waste and nuclear material; and related consulting and engineering services to the commercial nuclear industry worldwide and to the DOE in the U.S. While the Company's Fuel Services business performs continuing services for its clients, billings to a particular client may fluctuate dramatically depending upon the status of a particular project. Depending upon the timing and size of contracts, the identities of the Company's largest clients may change from year to year. However, the Company's Fuel Services business depends upon a small number of clients for its revenues in any given year, the loss of any one or more of which would have a material adverse effect on the Company.

                            VECTRA Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies

  Annual rental commitments (exclusive of insurance and property taxes) under non-cancelable operating leases on office facilities are payable as follows (in thousands):

            1997               $     540
            1998                     180
            1999                      92
            2000                      --
            2001                      --
            Thereafter                --
                              -----------
              Total            $     812
                              -----------
                              -----------

  Rent expense was as follows for the years ended December 31, 1996, December 31, 1995, and January 1, 1995 (in thousands):

            December 31, 1996        $     2,717

            December 31, 1995        $     5,012

            January 1, 1995          $     5,473

  The Company is self-insured for general liability risk for $1 million per occurrence and $2 million in the aggregate. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company. The Company's general liability risk insurance excludes professional errors and omissions. Such insurance is purchased on a contract specific basis as required by the customer. At December 31, 1996, the Company had accrued approximately $0.6 million for estimated unreported and/or potential losses under its self-insurance program which is included in Other long term liabilities in the Company's consolidated balance sheets. Actual self-insurance losses may differ from such estimates and such differences could be material to the consolidated financial statements.

  The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

  The Company anticipates that it will need to devote significant capital resources to technology development in the future in order to remain competitive. The Company had contractual commitments of $666,650 as of year end for capital expenditures during 1997.

  The Company is involved in contractual, personal injury and general liability cases and claims which are considered normal to its business. In the opinion of Company management, none of these claims will have a material adverse impact on the Company's results of operations or financial position. However, an unfavorable outcome could have a material adverse impact on the Company's results of operations and financial position.

                            VECTRA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  SUBSEQUENT EVENTS

In January 1997, the Company received a Demand for Information letter from the NRC requesting that VECTRA respond as to why: (1) the NRC should not require VECTRA to perform a comprehensive review of its design control to verify that its specifications have been accurately translated to the fabricators; (2) the NRC should not require VECTRA to perform a comprehensive review of all design changes and nonconformances since 1995 to determine if any generic implications exist; and (3) the NRC should not issue an order to suspend fabrication activities. As a result of the Demand for Information letter, in January 1997 the Company voluntarily placed a hold on fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products to allow the Company and its consultants to conduct a complete assessment of its processes from engineering through fabrication in order to address the root causes of deficiencies in its Quality Control operations. The Company feels that its designs conform to their Safety Analysis Reports and NRC Certificates of Compliance. The Company has identified no deficiencies in the products in service today that would prevent them from meeting the rigorous safety standards set by the NRC. The Company will verify that the processes used for future products maintain the level of safety and compliance required by the NRC. The assessment by the Company and its consultants determined that the composition of VECTRA's Quality Assurance Program is adequate and does not require major restructuring; however, there have been deficiencies in the implementation of the program and the Company must implement corrective actions and other recommended changes to restore confidence with clients and the NRC. The Company has developed a detailed plan to assess its design control, quality control and specification development activities for all of its products. This plan has been developed and will be implemented with the assistance of Performance Improvement International, a leading root cause assessment company in the nuclear industry. This plan will form the basis of the Company's response to the US Nuclear Regulatory Commission's Demand for Information letter. The Company's response to the US Nuclear Regulatory Commission's Demand for Information letter is due on April 11, 1997. The Company expects to submit a response on or before that date that will address the program to be implemented to correct any nonconformances. In conjunction with the response, the Company will develop a program for the phased restart of its fabrication activities in the second quarter of 1997. The Company expects that the deferral in revenues and gross margin resulting from this delay together with the costs of the assessment program and immediate corrective actions will result in net losses in the first and second quarters of 1997 and the utilization of a significant portion of its available working capital. There can be no assurances that the NRC will find the Company's response acceptable or that the NRC will not issue an order to suspend fabrication in the event the Company lifts the Company's unilateral suspension and resumes fabrication as planned in the second quarter. Continued suspension of fabrication beyond the second quarter of 1997 would have a material adverse impact on the Company's operations, financial performance and working capital.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS

CURRENT DIRECTORS

The following table lists the names and ages of the directors:


           NAME                    AGE            POSITIONS HELD (DIRECTOR SINCE)
-------------------------      ---------    -------------------------------------------
Edward J. Keith                   62              Chairman of the Board, Director (1994)

Roy Kirkorian                     51              Vice Chairman of the Board, Director (1995)

J.E. (Ted) Ardell, III            57              Director (1992)

Ray A. Fortney                    51              Director, President and CEO (1994)

Fruzsina Harasanyi                54              Director (1995)


In February 1997, the board of directors amended the bylaws to reduce the number of directors to five members subject to approval of such a reduction by the Company's shareholders at the 1997 annual meeting

In November 1996, with mutual agreement by all directors in recognition of the reduced size of the Company following the sale of the Waste Business, E. D. Howse, Jr., E. L. Draper, Jr., and A. J. Baciocco resigned from the Board of Directors.

In February 1995, the Board of Directors amended the bylaws to remove the staggered election of board members, so that all directors will be, beginning at the 1995 Annual Meeting, elected annually.

     BIOGRAPHIES

Mr. Keith was elected Chairman of the Board in June 1995. He is also Chairman of the Board of Directors of The Failure Group, a consulting firm specializing in the analysis and prevention of engineering failures, and a former Director of Inlex Corporation, which provides computer automation systems to libraries.
From 1969 until 1983, Mr. Keith served as Chairman of the principal operating subsidiary, Executive Vice President and Director of Impell Corporation. Mr. Keith was also the co-founder of the Commercial Bank of San Francisco. He is a licensed professional engineer and structural engineer in the state of California. Mr. Keith received his BS and MS in Engineering in 1961 and 1964, respectively, from the University of California, Berkeley.

Mr. Kirkorian was elected to the Board of Directors in August 1995, and was elected Vice Chairman in October 1995. Mr. Kirkorian is an active partner in El Rancho Farms and is currently active in various Sand Hill Financial Company capital investments. He was President of C.P. National (NYSE) and former President of Contel Corp.'s Contel Business Systems. Mr. Kirkorian received his BS degree in Business Administration in 1967 from California State Polytechnic University and his JD of the Law from Hastings College in 1970.

Mr. Ardell is a general partner with Technology Partners, a venture capital firm, and a Director of a number of private companies. From 1968 to 1971, Mr. Ardell was with Bechtel Power Corporation. From 1971 to 1984, he was a Director of Impell Corporation and held various other positions with Impell Corporation and its principal operating subsidiary; and from 1984 to 1986, he was President and Chief Executive Officer of Impell Corporation. From 1961 to 1968, he served in the U.S. Navy nuclear submarine force. Mr. Ardell is a registered nuclear engineer in California and received a BS degree in Engineering from the U.S. Naval Academy in 1961.

Mr. Fortney was appointed as President and Chief Executive Officer in July 1994. Prior to his appointment, he served as Executive Vice President of the Company from August 1993, and was President of the Cygna Group of ICF Kaiser Engineers, an engineering consulting firm, and a Senior Vice President of ICF Kaiser from 1992 to 1993. He previously served as Vice President and General Manager of the Power Services Business at Combustion Engineering and ABB/Combustion Engineering from 1988 through 1990, and President and Chief Executive of Impell Corporation from 1986 to 1988. Mr. Fortney is a registered professional engineer in over 10 states. He received his BS degree from the U.S. Naval Academy in 1967, his MSME degree from Stanford University in 1972 and attended the Stanford University Business School Executive Program in 1989.

Dr. Harsanyi was elected to the Board in June 1995. She is Vice President, Public Affairs and Corporate Communications, and a corporate officer of Asea Brown Boveri Inc. ABB is a Connecticut based company, providing products and services for power generation, transmission and distribution, and industrial processes. She joined the company in 1980 after working for two years for the Continental Group and prior to that for the U.S. Government. Dr. Harsanyi received BA and MA degrees in International Relations and a Ph.D. in Government from the American University. She has served as an adjunct professor of International Business at Georgetown University's School of Foreign Service and is a member of the Business-Government Relations Council, the Council for Excellence in Government, the Bryce Harlow Foundation, the Public Affairs Council, and Georgetown University's Landegger Program Advisory Board.

CURRENT EXECUTIVE OFFICERS

The following table, as of March 15, 1997, sets forth the names, titles and ages of the Company's executive officers who are serving in the indicated positions. All executive officers serve until removed by the Board of Directors:




          NAME                   AGE                       POSITIONS HELD
---------------------------    ------            -------------------------------------------
Ray A. Fortney                    51              President and Chief Executive Officer

Walter R. Bak                     42              Vice President

Vincent Franceschi                38              Vice President

Thomas B. Pfeil                   50              Vice President, Chief Financial Officer and Secretary

     BIOGRAPHIES

Mr. Fortney's biography is included with the directors.

Mr. Bak was appointed to Vice President, Business Development, in October 1995. Mr. Bak has held the positions of Manager, Power Services, and Manager, Fuel Services, with VECTRA prior to his current assignment. Mr. Bak has been involved in managing businesses in the commercial nuclear, government, and non-nuclear sectors of Impell since 1987. Mr. Bak is a registered professional engineer in California. He received his MS degree in Civil Engineering from the University of California, Berkeley, in 1978, and his BS degree in Civil Engineering from the University of Notre Dame in 1977.

Mr. Franceschi was appointed to his current position in January 1994, following the Company's acquisition of ABB Impell Corporation. From 1989 until his appointment, Mr. Franceschi was the Manager of projects for Impell's Western Region. From 1980 to 1989, Mr. Franceschi served in various positions of increasing responsibility, including Manager, Systems Engineering and Manager of Business Development for the DOE market. Mr. Franceschi is a registered professional engineer in California. He received his BS degree in Civil Engineering from the University of California, Berkeley in 1980 and his MBA from Saint Mary's College in 1994.

Mr. Pfeil was appointed to his current position in April 1996. From 1992, until his appointment, Mr. Pfeil served as a director and officer of several start-up manufacturing and small sales businesses. From 1985 to 1992, Mr. Pfeil served in various positions, including Corporate Controller and Chief Financial Officer during the restructuring and turnaround of WorldCorp Inc. and its predecessor, World Airways Inc. Prior to 1985, he served for twelve years in various positions of increasing responsibility with Baker Hughes, a multi-national manufacturer of oil field equipment and provider of related engineering services. He received his MBA and BS degree in Business Administration (Accounting) from California State University, Los Angeles.

ITEM 11.      EXECUTIVE COMPENSATION


The following tables set forth compensation paid by the Company for services rendered in the Company's last three fiscal years ended December 31, 1996, to the Company's chief executive officer; the Company's three executive officers as of December 31, 1996; and two former executive officers who were no longer serving in that capacity at December 31, 1996.


                            SUMMARY COMPENSATION TABLE (1)



                                                                            LONG TERM
                                          ANNUAL COMPENSATION              COMPENSATION
                         -----------------------------------------------   ------------
         NAME                                                               NUMBER OF
         AND                                                OTHER ANNUAL     OPTIONS/     ALL OTHER
  PRINCIPAL POSITION      YEAR      SALARY       BONUS      COMPENSATION      SARS       COMPENSATION
----------------------   ------   ----------   ---------   --------------   ---------   ---------------
Ray A. Fortney           1996      $206,260        --              --       150,000              --
  President and          1995       201,000        --              --       173,000              --
  CEO                    1994       194,074        --          17,574(2)     68,000           2,276(3)


Walter R. Bak            1996       146,761    14,000              --        25,000              --
  Vice President         1995       112,062        --              --        34,000              --
                         1994       110,485        --           3,600(4)         --              --


Vincent Franceschi       1996       132,477    15,000              --        30,000              --
  Vice President         1995       114,810        --              --        36,000              --
                         1994       110,255        --          17,605(2)         --              --


Thomas B. Pfeil          1996       124,558    20,000              --        55,000              --
  Vice President,
  CFO and
  Secretary


Jeffrey W. Cummings      1996        92,977(5) 12,500         105,000(6)         --          55,462(7)
  Former Vice            1995       130,650        --              --        46,000              --
  President              1994       118,688        --          28,492(8)         --              --


John R. Holding          1996        46,824(9)     --          37,500(6)         --         186,538(10)
  Former Vice            1995       150,749        --          60,000(11)     6,000              --
  President, CFO         1994       138,219        --          32,377(12)    41,000           3,265(3)
  and Secretary

NOTES TO SUMMARY COMPENSATION TABLE
------------------------------------

1    None of the named executives received compensation reportable as Restricted
          Stock Awards or Long Term Incentive Plan Payouts.

2    One time payment of accrued vacation balances reflecting change in policy whereby officers do not accrue vacation.

3    Matching contribution to the 401(k) and retirement plan.

4    Payment of car allowance.

5    For the period January 1, 1996, to August 18, 1996, the date Mr. Cummings terminated employment with the Company.

6    Retention incentive payments.

7    Severance related payments.

8    One time payment of accrued vacation (see note 2) and $19,000 employment contract buyout.

9    For the period January 1, 1996, to April 12, 1996, the date Mr. Holding terminated employment with the Company.

10   Payment of commission for the sale of VECTRA UK and the Engineering
          Businesses of $100,000 and severance related payments of $86,538.

11   Relocation and retention incentive payments.

12   Reimbursement of federal income tax differential of $22,336 attributable to relocation cost reimbursement, and payment of accrued vacation of $10,041.

OPTION GRANTS DURING 1996 FISCAL YEAR


The following table provides information related to options granted to the named executive officers during 1996.


                       OPTIONS / SAR GRANTS IN LAST FISCAL YEAR


                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION
                                             INDIVIDUAL GRANTS                            FOR OPTION TERM(1)
                         --------------------------------------------------------    --------------------------
                                          % OF TOTAL     EXERCISE OR   EXPIRATION
                            OPTIONS/SARS   GRANTS IN     BASE PRICE       DATE
     NAME                    GRANTED(2)   FISCAL YEAR    ($/SHARE)(3)                     5% ($)       10% ($)
----------------------   ---------------  -----------    ------------  ----------    ------------   -----------
Ray A. Fortney               75,000(4)       10.22        $  2.00       08/19/06        $94,334       $239,061
                             75,000(4)       10.22           2.00       08/19/06        $94,334       $239,061


Walter R. Bak                25,000(4)        3.41           2.00       08/19/06         31,445         79,687


Vincent                      30,000(4)        4.09           2.00       08/19/06         37,734         95,625
  Franceschi

Thomas B.                    30,000(4)        4.09           2.00       08/19/06         37,734         95,625
  Pfeil                      25,000(5)        3.41           1.75       01/15/06         27,514         69,726


Jeffrey W. Cummings              --             --             --             --             --             --


John R. Holding                  --             --             --             --             --             --



NOTES TO OPTIONS/SAR GRANTS IN LAST FISCAL YEAR TABLE
-----------------------------------------------------

1 The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's common stock over the term of the options. These numbers do not take into account certain provisions of the options providing for cancellation of the option following termination of employment.

2   Options to acquire shares of common stock.

3 The option exercise price may be paid in shares of common stock owned by the executive officer, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Human Resources and Compensation Committee in its discretion.

4 Options are exercisable with respect to 25% of the shares covered thereby on 2/19/97, with the remaining shares becoming exercisable ratably over the next eighteen months.

5 Options are exercisable with respect to 25% of the shares covered thereby on the anniversary of the exercise date in 1997, 1998, 1999 and 2000.

OPTION EXERCISES DURING 1996 AND YEAR END OPTION VALUES

The following table provides information related to options exercised by the named executive officers during the 1996 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights ("SARs").

                   AGGREGATE OPTION/SAR EXERCISES IN 1996 AND
                            YEAR END OPTION/SAR VALUE

                                                                                                         VALUE OF UNEXERCISED
                                                                 NUMBER OF UNEXERCISED                       IN-THE-MONEY
                                                                     OPTIONS/SARS                            OPTIONS/SARS
                                                                 AT DECEMBER 31, 1996                  AT DECEMBER 31, 1996.(1)
                                                            --------------------------------        --------------------------------
                      SHARES
                   ACQUIRED ON        VALUE REALIZED
     NAME            EXERCISE                               EXERCISABLE        UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
---------------    -----------        --------------        -----------        -------------        -----------        -------------
Ray A. Fortney              --          $       --               7,500             172,500          $       --          $       --

Walter R. Bak               --                  --               7,250              52,750                  --                  --

Vince Franceschi            --                  --               6,250              59,750                  --                  --

Thomas B. Pfeil             --                  --                   0              55,000                  --               6,250

Jeffrey W. Cummings         --                  --                   0                   0                  --                  --

John R. Holding             --                  --                   0                   0                  --                  --

NOTE TO AGGREGATE OPTION/SAR EXERCISES IN 1995 AND YEAR END OPTION/SAR VALUE

(1) The closing price for the Company's common stock as reported by Nasdaq on December 31, 1996, was $2.00. No value is reported in the table if the option exercise price for an officer is higher than the market price for the Company's Common Stock on December 31, 1996.

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has executed an Executive Employment Agreement with its President, Mr. Ray A. Fortney. Mr. Fortney's employment continues until terminated pursuant to the terms of the agreement and he may be terminated by the Company if he is disabled for more than 90 days, subject to payment of disability amounts, and for cause, which includes the failure to follow reasonable directives of the Board of Directors; gross malfeasance or flagrant disloyalty to the Company; criminal conduct involving moral turpitude; or deficiency in job performance.

The Company may also terminate Mr. Fortney's employment without cause upon sixty days notice. Mr. Fortney has the right to terminate his employment for good reason, which includes material breach by the Company of its obligations; reduction of base salary or alteration of his duties or responsibilities without his consent; his geographic relocation; or a change in control of the Company.

If the termination by the Company is for cause or by Mr. Fortney without good reason, salary ceases upon termination. If the termination is without cause by the Company or by Mr. Fortney for good reason, Mr. Fortney receives severance payments equal to a minimum 100% of base salary for twelve months or until the time that he is employed on a full time basis by another employer, plus payment of the prorated portion of incentive bonus that he would have received.

Mr. Fortney also agreed to refrain from engaging in other business activities in the nuclear utility service industry while employed by the Company. If Mr. Fortney terminates his employment without good reason (but not for any other type of termination), he is required to refrain for twelve months from competing with the Company or its subsidiaries on any pending contract, proposal or bid on which he participated while an employee or with respect to which he has confidential information. Mr. Fortney also agreed to maintain the confidentiality of information belonging to, used by, or in the possession of the Company relating to its business, except information available in the public domain.

COMPENSATION OF DIRECTORS AND STOCK OPTIONS FOR NON-EMPLOYEE DIRECTORS

During 1996, Directors of the Company, other than Mr. Fortney and the Chairman of the Board, were paid a fee of $750 for each Board of Directors meeting they attended, $750 for each committee meeting they attended, and a monthly retainer of $667. The Chairman of the Board received $1,000 for each Board of Directors meeting attended and a monthly retainer of $889. Mr. Fortney received compensation as a member of the management of the Company as indicated in the "Summary Compensation Table".

Each present director of the Company who is not an employee of the Company is an "Eligible Director" for the grant of options under the Company's stock option plans, which plans contain a provision for annual non-discretionary option grants to all non-employee directors. On the first trading day of January of each year, each individual, who is on such date an eligible director, will be granted a nonqualified option to purchase 2,000 shares of the Company's common stock at 100% of the fair market value of the stock on the date of such grant. The grants for 1996 were made on January 2, 1996, at an option price of $2.25. Additionally in August 1996, The Chairman and the Vice-Chairman of the Board each received stock options for 100,000 shares and one other member of the Board received stock options for 50,000 shares, at an option price of $2.00 for each grant.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS

Officers and directors of the Company and greater than ten percent Shareholders are required to report to the Securities and Exchange Commission (the "Commission") on a timely basis certain changes in their legal or beneficial ownership of the Company's stock. Regulations promulgated by the Commission require the Company to disclose to its Shareholders any reporting violations occurring after May 1, 1991, that came to the Company's attention during the current fiscal year based on a review of the applicable filings required by the Commission to report such changes in legal or beneficial ownership. The Company believes that during the fiscal year ended December 31, 1996, its directors, executive officers, and principal shareholders filed all required forms, with the exception of the initial Form 3 for Mr. Pfeil.

REPORT OF HUMAN RESOURCES AND COMPENSATION COMMITTEE

The Human Resources and Compensation Committee (the "Committee") of the Board of Directors is composed of all outside directors on the Board of Directors and is responsible for establishing compensation policies that apply to the Chief Executive Officer (CEO), other executive officers and key employees of the Company.

     PHILOSOPHY

The philosophy of the Company's executive compensation program is that compensation of executive officers, and in particular that of the CEO, should be directly and materially linked to both the operating performance of the Company and to the interests of the Shareholders. In implementing this philosophy, the Company's policies integrate annual base compensation with incentive awards based upon corporate performance and individual initiatives and performance. Annual cash compensation, together with incentive compensation and grants of stock options, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long term success of the Company.

Measurement of corporate performance is primarily based on Company wide goals, while measurement of individual initiatives is primarily based on review of individual and operations performance goals. Annual increases may also be necessary at times, without reference to performance, to adjust the Company's executive salaries to remain competitive with salaries paid by comparable companies.

The Internal Revenue Code places a limit on the amount of certain types of compensation for each of the executive officers which may be tax deductible by the Company. The Company's policy is, primarily, to design and administer compensation plans which support the achievement of long term strategic objectives and enhance shareholder value and, to the extent possible, to maximize the proportion of compensation expense that is tax deductible by the Company. Current regulations do not result in a limitation for the Company to fully deduct all compensation expense.

The Company's executive compensation program is comprised of base salary, annual cash incentive compensation, long term incentive compensation in the form of stock options and various benefits, including medical and profit sharing plans generally available to all employees of the Company.

BASE SALARY Base salary levels for the Company's CEO and other executive officers are set in the context of the Company's total compensation philosophy which is to align executive interests with the Shareholders and make a significant portion of their compensation opportunity contingent upon achieving performance goals. These base salaries are generally targeted at or slightly below the median of companies in the power and environmental services markets and the service segment of general industry companies of comparable revenue size. These companies which are selected with the help of a compensation consultant differ from the broader group of companies included in the Piper Jaffray Hazardous Remediation Disposal Index used in the stock performance graph which follows this report. Additionally, competitive data taken from available private and published survey sources is reviewed annually. In determining individual salary levels, the Committee takes into account the executive officer's experience, scope of responsibility, performance level, and relative impact on the Company's success.

ANNUAL INCENTIVE COMPENSATION The annual incentive compensation plan is a key element in the Company's pay for performance system and is the vehicle by which the CEO, executive officers, and other key employees can increase their total compensation. Annual incentive compensation constitutes that portion of executive compensation that is at risk and is dependent on achievement of individual and Company performance objectives. The Company's objectives, which are not specifically weighted, are a combination of operating, financial, and strategic goals (such as profitability, revenue growth, productivity, and cash flow) that are considered to be critical to the Company's short and long term financial success and its ability to build shareholder value. The Committee establishes Company wide and individual goals annually for the CEO. The CEO develops, with Committee advice and approval, individual performance goals for the executive officers. The amount of the awards paid to the CEO, executive officers, and other key employees at the end of the year varies depending upon the performance against the established Company wide, operations, and individual goals, with an emphasis on overall Company performance. In determining the size of the awards, no single performance factor or formula is used because the Committee believes that the rigid application of quantitative performance measures would eliminate the consideration of qualitative factors critical to long term strategic performance

STOCK OPTIONS The Company's stock option plans are the long term incentive for the CEO, executive officers and key employees. The Committee believes that stock options provide a strong incentive. The Committee awards stock options to the CEO and, upon the recommendation of the CEO, to other executive officers and key employees. Individual grants are based upon competitive practices of companies in the service markets described above, the amount of stock options previously granted to an individual, and individual potential and performance as evaluated by the Committee.

     SPECIFIC FACTORS IN DETERMINING 1996 EXECUTIVE COMPENSATION

The base salary for all executive officers, including the CEO, has remained at the amount set for each respective position by the Committee in prior years in accordance with the factors mentioned above.

In accordance with the Company's philosophy of materially linking the compensation of the CEO, executive officers, and key employees with the individual and Company performance objectives, in 1996 the committee recognized individual contributions which were made during the year and awarded individual annual incentive compensation amounts based upon the subjective impact of each individual's contribution to the overall Company's performance.

In August 1996 the Committee canceled 193,000 qualified and non-qualified stock options (43,750 of which were vested) which had a weighted average exercise price of $4.37 per share, that had been granted to the CEO from August 1993 thru June 1995. The Committee then issued 150,000 options (75,000 of which are non-qualified) at an exercise price of $2.00 per share, 37,500 of which vest in February 1997 and the balance vest ratably over the following eighteen months. The Committee concluded that the interests of the shareholders would best be served by reinforcing the incentive to the CEO with an exercise price within near term achievable levels.

Members of the Human Resources and Compensation Committee

     /s/ Fruzsina Harsanyi                        /s/ Edward J. Keith
---------------------------------------      -----------------------------------
(Fruzsina Harsanyi), Committee Chairman           (Edward J. Keith)



     /s/ J. E. Ardell, III                        /s/ Roy Kirkorian
---------------------------------------      -----------------------------------
     (J. E. Ardell, III)                          (Roy Kirkorian)

                          STOCK PRICE PERFORMANCE GRAPH

The graph below compares the Company's five year cumulative return on its common stock to the similar returns for (a) all stocks traded under the Nasdaq Stock Market (US) and (b) the Piper Jaffray Hazardous Waste Remediation/Disposal Index of 38 stocks (including the Company) of companies in the hazardous waste and environmental services industry.

[GRAPH]

----------------------------------------------------------------------------------------------------------------------------------
                                                                LEGEND
----------------------------------------------------------------------------------------------------------------------------------
 SYMBOL        INDEX DESCRIPTION               12/31/91       12/31/92       12/31/93       12/31/94       12/31/95       12/31/96
--------       -----------------               --------       --------       --------       --------       --------       --------
  / /          Nasdaq Stock Market (US)           100.0          116.4          133.6          130.6          184.7          227.1

   *           Piper Jaffray                      100.0           98.7           68.0           51.9           42.0           36.8

   ^           VECTRA Technologies, Inc.          100.0          100.0          151.1           57.8           40.0           35.6
----------------------------------------------------------------------------------------------------------------------------------

                                     PART IV

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS


The following table sets forth information as to the only persons or groups known by the Company to be the beneficial owners, as defined in Rule 13d-3 of the Securities and Exchange Commission, of more than five percent of the common stock of the Company on March 7, 1997, as well as the Company's directors, the Company's chief executive officer; the Company's three executive officers as of December 31, 1996; and two former executive officers who were no longer serving in that capacity at December 31, 1996; and for all directors and officers as a group:

       NAME AND ADDRESS                       NUMBER OF SHARES(1)                          PERCENT OF CLASS(1)
       ----------------                       -------------------                          -------------------
OWNERS OF MORE THAN 5%

   Combustion Engineering, Inc.
     501 Merritt 7
     Norwalk, Connecticut 06856                    1,714,503                  (2)               21.9%

   Heartland Advisors, Inc.
     790 North Milwaukee Street
     Milwaukee, WI 53202                           1,570,200                                    20.0%

   Orien Ventures
     5520 SW MacAdam Avenue, Suite 112
     Portland, Oregon 97201                          634,885                  (3)                8.1%

   Cable & Howse Ventures
     Security Pacific Bank Plaza
     777 108th Avenue NE, Suite 2300
     Bellevue, Washington 98004                      532,625                  (4)                6.8%

DIRECTORS

   Edward J. Keith                                    90,833                  (5)                1.2%

   Roy Kirkorian                                      85,333                  (5)                1.1%

   J.E. (Ted) Ardell, III                             67,500                  (5)                  *

   Ray A. Fortney                                     78,500                  (6)                1.0%

   Fruzsina Harsanyi                                   6,500                  (5)                  *

EXECUTIVE OFFICERS

   Walter R. Bak                                      15,583                  (5)                  *

   Vince Franceschi                                   16,250                  (5)                  *

   Thomas B. Pfeil                                    16,250                  (5)                  *

   Jeffrey W. Cummings                                    --                                       *

   John R. Holding                                        --                                       *

   All Directors and Officers as a group
     (8 persons)(1),(7)                              376,749                                     4.8%

NOTES TO SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS TABLES


 *   Less than 1%.

(1) Represents beneficial ownership computed in accordance with Rule 13d-3 which includes shares deemed to be outstanding for purposes of the percentage of ownership by the deemed owner or group but not for purposes of determining the percentage of ownership of any other person or group.

(2) Combustion Engineering, Inc. is an indirect wholly-owned subsidiary of ABB Asea Brown Boveri Ltd., a Swiss company.

(3) Includes 615,385 shares held by Orien II, LP, 2,000 shares owned by Mr. Anthony J. Miadich [a former director of the Company (1983-1995)] and 17,500 shares which may be purchased by Mr. Miadich within 60 days of March 7, 1997, pursuant to outstanding stock options. Mr. Miadich may be deemed a beneficial owner of such shares by reason of his position as a partner in Orien II, LP. Mr. Miadich shares the power to dispose of and vote the shares held by that partnership with the other general partner. Mr. Miadich disclaims beneficial ownership of the 615,385 shares owned by Orien II, LP.

(4) Includes 520,625 shares held by CH Partners III and 12,000 shares which may be purchased by Mr. Elwood D. Howse, Jr. [a former director of the Company (1983-1996)] pursuant to outstanding stock options within 60 days of March 7, 1997. Mr. Howse may be deemed a beneficial owner of the shares owned by CH Partners III by reason of his position as a general partner in CH Partners III. Mr. Howse shares the power to dispose of and vote the shares held by that partnerships with the other general partners.

(5) Represents shares which may be purchased within 60 days of March 7, 1997, pursuant to outstanding stock options.

(6) Includes 57,500 shares which may be purchased within 60 days of March 7, 1997, pursuant to outstanding stock options, 20,000 shares owned by Mr. Fortney and 1,000 shares owned by Mr. Fortney's parents. Mr. Fortney may be deemed a beneficial owner of such shares.

(7) Includes a total of 355,749 shares which may be purchased within 60 days of March 7, 1997, pursuant to outstanding stock options.

On March 7, 1996, Cede & Co., the nominee of the Depository Trust Company, held of record 5,017,932 shares or 64.1 percent of the outstanding shares of common stock, all of which was held for the accounts of member firms of the New York Stock Exchange, the American Stock Exchange and various institutions participating in the facilities of the Depository Trust Company. With the exception of Heartland Advisors, Inc. and Orien Ventures, the Company has no knowledge that any person owns beneficially five percent or more of the outstanding shares of common stock which are held in the name of Cede & Co.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1996, the Company entered into an agreement with John R. Holding, then a Vice President, Chief Financial Officer and Secretary of the Company, whereby:
(1) After his termination on April 13, 1996, Mr. Holding would begin receiving salary continuation for a nine month period in accordance with VECTRA's officer severance program; (2) Beginning April 14, 1996, he would become a consultant to the Company, whereby he would continue in his efforts to represent VECTRA in the sales of VECTRA UK and the Engineering Businesses, with normal and reasonable expenses reimbursed; and (3) He would receive a commission of one percent of the net sales price of those dispositions, up to a maximum of $100,000, within thirty days after the closing of each sale. In accordance with the agreement, Mr. Holding was paid commissions of $17,048 in May 1996 for the closing of the VECTRA UK disposition and $82,952 in September 1996 for the closing of the Engineering Business disposition.

In October 1996, the Company sold its engineering information technology business to Mr. Kristin L. Allen, a former Vice President of the Company. Mr. Allen formerly managed VECTRA's power services and VECTRA Government Services, Inc. businesses that were sold to Duke Engineering & Services, Inc. in August 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS                                      PAGE
               --------------------                                   ----------

               Report of Ernst & Young LLP, Independent Auditors          22

               Consolidated Balance Sheets at December 31, 1996,
               and December 31, 1995                                    23 & 24

               Consolidated Statements of Operations for each of
               the three years in the period ended December 31, 1996      25

               Consolidated Statements of Shareholders' Equity for
               each of the three years in the period ended
               December 31, 1996                                          26

               Consolidated Statements of Cash Flows for each of the
               three years in the period ended December 31, 1996          27

               Notes to Consolidated Financial Statements             28 thru 41

          2.   FINANCIAL STATEMENT SCHEDULES

               Schedule II - Valuation and Qualifying Accounts
               is filed as a part of this annual report.                  60

               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and Notes thereto.


          3.   EXHIBITS

               The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.
               See page 58 for index to exhibits.

     (b)  REPORTS ON FORM 8-K

               None

                            VECTRA TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS
                                   ITEM 14(a)

EXHIBIT
NUMBER                             DESCRIPTION                         REFERENCE
-------   ----------------------------------------------------------   ---------

  3.1     Articles of Incorporation as amended . . . . . . . . . . . .     C

  3.2     Restated Bylaws as amended . . . . . . . . . . . . . . . . .     A

 10.1     1983 Amended and Restated Stock Option Plan  . . . . . . . .     A

 10.2     1988 Stock Option Plan as amended  . . . . . . . . . . . . .     B

 10.3     1993 Stock and Incentive Plan  . . . . . . . . . . . . . . .     C

 10.4     Executive Employment Agreement with Ray A. Fortney
          dated August 1, 1993 . . . . . . . . . . . . . . . . . . . .     C

 10.5     Stock Purchase Agreement dated as of June 30, 1995,
          by and among VECTRA Technologies, Inc., VECTRA Services,
          Inc. and Westinghouse Electric Corporation, through its
          Nuclear Products Division  . . . . . . . . . . . . . . . . .     D

 10.6     Asset Purchase Agreement dated as of May 23, 1996, as
          amended, by and among VECTRA Technologies, Inc., VECTRA
          Government Services, Inc. and Duke Engineering & Services,
          Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     E

 10.7     Asset purchase Agreement dated as of January 29, 1997,
          by and among VECTRA Technologies, Inc. and MMT of
          Tennessee, Inc.. . . . . . . . . . . . . . . . . . . . . . .     F

 11       Statement regarding computation of per share earnings. . . .    62

 21       Subsidiaries of the Company  . . . . . . . . . . . . . . . .    63

 23       Consent of Ernst & Young LLP, Independent Auditors . . . . .    64

 27       Financial Data Schedule. . . . . . . . . . . . . . . . . . .    21

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

    (A) Incorporated herein by reference from the Company's Annual Report for 1987 on Form 10-K, filed March 23, 1988.

    (B) Incorporated herein by reference from the Company's Annual Report for 1992 on Form 10-K, filed March 30, 1993.

    (C) Incorporated herein by reference from the Company's Annual Report for 1993 on Form 10-K, filed March 30, 1994.

    (D) Incorporated herein by reference from the Company's Current Report on Form 8K, filed July 12, 1995.

    (E) Incorporated herein by reference from the Company's Current Report on Form 8K, filed August 19, 1996.

    (F) Incorporated herein by reference from the Company's Current Report on Form 8K, filed January 29, 1997.

Except as otherwise set forth herein, all exhibits incorporated by reference bear the same exhibit numbers as in the documents from which they are incorporated.

Copies of Exhibits will be furnished upon written request to Vice President, Finance, VECTRA Technologies, Inc., 6203 San Ignacio Avenue, Suite 100, San Jose, CA 95119. The cost of all copies is $0.25 per page.

                            VECTRA TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          FISCAL YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1995, AND
                                 JANUARY 1, 1995

                                         ADDITIONS
                    BALANCE AT      (DEDUCTIONS) DUE TO
                BEGINNING OF PERIOD   ACQUISITIONS /     ADDITIONS CHARGED                       BALANCE AT END OF
                                       DIVESTITURES        TO OPERATIONS        DEDUCTIONS            PERIOD
                ------------------- -------------------  -----------------      ----------       -----------------

Allowance for contract adjustments:
-----------------------------------
   1996             $  785,048          $       --          $   80,000          $  781,048          $   84,000

   1995             $  384,343          $       --          $  650,775          $  250,070          $  785,048

   1994             $   34,349          $  413,734          $  178,681          $  242,421          $  384,343

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           VECTRA TECHNOLOGIES, INC.

     March 31, 1996                     By   /s/ Ray A. Fortney
                                             -----------------------------------
                                             Ray A. Fortney
                                             President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on March 31, 1996.

     /s/ Ray A. Fortney                 President, Chief Executive Officer and
-----------------------------------     Director (Principal Executive Officer)
     (Ray A. Fortney)


     /s/ Thomas B. Pfeil                Vice President, Chief Financial Officer
-----------------------------------     and Secretary (Principal Financial
     (Thomas B. Pfeil)                  and Accounting Officer)


     /s/ Edward J. Keith                Chairman of the Board and Director
-----------------------------------
     (Edward J. Keith)


     /s/ Roy Kirkorian                  Vice Chairman of the Board and Director
-----------------------------------
     (Roy Kirkorian)


     /s/ J. E. Ardell, III              Director
-----------------------------------
     (J. E. Ardell, III)


     /s/ Fruzsina Harsanyi              Director
-----------------------------------
     (Fruzsina Harsanyi)