Form 10-Q
period 1997-03-31
VECTRA TECHNOLOGIES INC
filed 1997-05-15
CIK 782379

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                       -----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997   Commission File Number:  0-14618
                          -----------------------------



                            VECTRA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              Washington                          91-1160888
     (State of incorporation) (I.R.S. Employer Identification No.)

                       6203 San Ignacio Avenue, Suite 100
                               San Jose, CA  95119
                    (Address of principal executive offices)

                                 (408) 629-9800
                         (Registrant's telephone number)

                      -------------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      [  X  ]   No [    ]
THERE WERE 7,833,527SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 8, 1997.


-------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      FINANCIAL STATEMENTS TABLE OF CONTENTS


                                                                      Page
                                                                  -------------
Condensed Consolidated Balance Sheets as of March 31, 1997, and
      December 31, 1996                                               4 & 5

Condensed Consolidated Statements of Operations for the Three
      Months Ended March 31, 1997, and March 31, 1996                   6

Condensed Consolidated Statements of Cash Flow for the Three
     Months Ended March 31, 1997, and March 31, 1996                    7

Notes to Condensed Consolidated Financial Statements                   8-14

                                        3

                            VECTRA TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       MARCH 31, 1997      DECEMBER 31,
                                                                        (UNAUDITED)          1996
ASSETS                                                                 --------------      ------------
Current Assets
     Cash and cash equivalents                                            $ 2,743              $ 2,741
     Securities available for sale                                          1,569                1,330
     Assets held for disposition                                               --                3,430
     Accounts Receivable, net of allowance ($84 in 1997 and 1996)           2,194                7,082
     Costs and estimated earnings in excess of billings on
          uncompleted contracts                                             1,503                1,153
     Inventories                                                              462                  251
     Prepaid expenses                                                         290                  297
                                                                       --------------      ------------
          Total Current Assets                                              8,761               16,284
                                                                       --------------      ------------

Property, Plant and Equipment, at cost
     Machinery and equipment                                                3,985                4,042
     Furniture and fixtures                                                 1,063                  895
                                                                       --------------      ------------
          Total Property, Plant and Equipment                               5,048                4,937
     Less accumulated depreciation                                          2,134                2,093
                                                                       -------------       ------------
          Net Property, Plant and Equipment                                 2,914                2,844

     Licenses, patents and other intangibles, at cost, net of
          accumulated amortization                                          3,908                3,600
Investments and long-term prepaid costs                                       410                  404
Other assets                                                                   30                   31
                                                                       -------------       ------------
          Total Assets                                                    $16,023              $23,163
                                                                       -------------       ------------
                                                                       -------------       ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      VECTRA TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (in thousands, except share data)


                                                       MARCH 31, 1997   DECEMBER 31,
                                                         (UNAUDITED)        1996
                                                       --------------   ------------
LIABILITIES
Current Liabilities
     Notes payable                                         $    --        $   400
     Accounts payable                                        1,288          5,957
     Accrued payroll and related expenses                      554            715
     Other accrued liabilities                               1,133          2,041
     Accrued liabilities related to sale of subsidiaries     1,411          1,894
     Billings in excess of costs and estimated earnings
          on uncompleted contracts                             576            400
                                                       --------------   ------------
     Total Current Liabilities                               4,962         11,407
Long-term liabilities                                        1,430          1,382
                                                       --------------    -----------
          Total Liabilities                                  6,392         12,789
                                                       --------------    -----------
SHAREHOLDERS' EQUITY
     Class A Preferred Stock, 4,100,000
          shares authorized, none
          issued or outstanding                                 --             --
     Common Stock, $0.01 par value,
          30,000,000 shares authorized;
          7,833,527 shares issued and
          outstanding in 1997 and 1996                      44,960         44,960
     Accumulated deficit                                   (35,329)       (34,586)
                                                       --------------    -----------
          Total Shareholders' Equity                         9,631         10,374
                                                       --------------    -----------
          Total Liabilities and Shareholders' Equity       $16,023        $23,163
                                                       --------------    -----------
                                                       --------------    -----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                VECTRA TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)
                                     (unaudited)


                                                              THREE MONTHS ENDED
                                                         --------------------------
                                                            MARCH 31,     MARCH 31,
                                                               1997          1996
                                                         -------------  -----------
Revenues                                                      $1,502       $24,497
Cost of revenues                                               1,080        17,478
                                                         -------------  -----------
      Gross margin                                               422         7,019
Operating expenses
   Research and development expenses                              21            17
   Selling, general and administrative expenses                1,196         6,493
                                                         -------------  -----------
      Total operating expenses                                 1,217         6,510
                                                         -------------  -----------
      Operating income (loss)                                   (795)          509
Interest income (expense), net                                    64          (463)
                                                         -------------  -----------
      Income (loss) before income taxes                         (731)           46
Provision for income taxes                                         6             6
                                                         -------------  -----------
      Net income (loss)                                       $ (737)      $    40
                                                         -------------  -----------
                                                         -------------  -----------
Net income (loss) per share                                    (0.09)      $  0.01
                                                         -------------  -----------
                                                         -------------  -----------
Number of shares used to calculate net
   income (loss) per share                                 7,833,527     7,833,527
                                                         -------------  -----------
                                                         -------------  -----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)


                                                                              THREE MONTHS ENDED
                                                                          ----------------------------

                                                                          MARCH 31,          MARCH 31,
                                                                             1997              1996
                                                                          ---------         ----------
Cash flows from operating activities:
 Net income (loss)                                                       $   (737)           $   40
 Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
  Depreciation and amortization                                               104               514
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and costs and estimated
     earnings in excess of billings                                         4,538               970
  Increase in inventories and prepaid expenses                               (204)             (707)
  Decrease in accounts payable and accrued expenses                        (6,467)             (610)
                                                                          --------           ---------
Net cash provided/(used) by operating activities                           (2,766)              207
                                                                          --------           ---------
Cash flows from investing activities:
 Proceeds from sale of subsidiaries                                         3,900                --
 Purchases of securities available for sale                                  (250)               --
 Sales and maturities of securities available for sale                          5               231
 Capital expenditures                                                        (111)           (1,048)
 Increase in patent and license costs                                        (377)               --
 Decrease in other assets                                                       1                 4
                                                                          --------           ---------
Net cash provided/(used) by investing activities                            3,168              (813)
                                                                          --------           ---------
Cash flow from financing activities:
 Repayments under short-term loans                                           (400)               --
                                                                          --------           ---------
Net cash used by financing activities                                        (400)               --
                                                                          --------           ---------
Net increase (decrease) in cash and cash equivalents                            2              (606)

Cash and cash equivalents at beginning of period                            2,741             2,834

Cash and cash equivalents at end of period                               $  2,743            $2,228
                                                                          --------           ---------
                                                                          --------           ---------
Cash paid for interest                                                   $     --            $  430

Cash paid for income taxes                                               $     16            $   --


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of VECTRA Technologies, Inc. ("VECTRA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of financial position and results of operations, have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

     Net loss per share for the three months ended March 31, 1997 is based upon the weighted average number of common shares outstanding during the period. Net income per share for the three months ended March 31, 1996, is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and warrants. Net income per share on a fully diluted basis was the same as the primary income per share.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is intended to simplify the calculation of earnings per share. Statement 128 is effective for both interim and annual financial statements for the periods ending after December 15, 1997 and may not be applied earlier.

3.   INDEBTEDNESS TO BANKS

     As of March 31, 1997, the Company has reserved 1,300,977 shares of common stock for warrants previously earned by banks.

4.   SALE OF WASTE BUSINESS TO MMT OF TENNESSEE INC.

     On January 29, 1997, the Company sold its low level radioactive waste packaging and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for: cash, accounts receivable, deferred contract start-up costs, accounts payable and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. The total purchase price of $3.9 million was added to working capital in 1997 and no gain or loss was recorded on the sale in the first quarter of 1997.


5.   CONTINGENCIES

     The Company is self-insured for general liability risk for $1.0 million per occurrence and $2.0 million in the aggregate. Coverage above the self-insured limits is provided for under an umbrella policy with a commercial insurance company. The Company's general liability risk insurance excludes professional errors and omissions. Such insurance is purchased on a contract specific basis as required by the customer.

                            VECTRA TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

5.   CONTINGENCIES (CONTINUED)

     As of March 31, 1997, the Company has accrued approximately $0.6 million for unreported and/or potential losses. Actual self-insurance losses may differ from such estimates and such differences could be material to the financial statements.

     The radioactive materials handled by the Company are the legal responsibility of the Company's utility customers. The Company does not take title to such materials. In the event of an accident or incident involving such material, the Company is covered under insurance carried by and provided to operators of nuclear plants or transporters of nuclear materials.

6.   NEW PRONOUNCEMENTS

     In February 1997, the FASB issued two new statements: Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (see 2. Earnings Per Share, above), and Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. Both Statements are effective for periods ending after December 15, 1997. Public companies have always been required to make the disclosures now required by Statement 129 and the Company will not have to make any additional disclosures.

7.   SUBSEQUENT EVENTS

     On April 22, 1997, the Company announced the appointment of Mr. Vincent Franceschi to the offices of President and Chief Operating Officer. Mr. Ray Fortney will continue on as Chief Exeuctive Officer for sixty days and thereafter remain as a Director of the Company. In April 1997 the Company accrued a liability of approximately $267,000 relating to the notice, severance and other provisions of Mr. Fortney's executive employment agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. VECTRA Technologies, Inc.'s ("VECTRA" or the "Company") actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 1. BUSINESS in the Company's 1996 Annual Report on Form 10-K and in this item under "Fabrication Activities Hold" and "Liquidity and Capital Resources" discussed below.

DIVESTITURES

On January 29, 1997, the Company sold its low level radioactive waste packaging and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for: cash, accounts receivable, deferred contract start-up costs, accounts payable, and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. The total purchase price of $3.9 million was added to working capital in 1997 and no gain or loss was recorded on the sale in the first quarter of 1997.

FABRICATION ACTIVITIES HOLD

In January 1997, the Company received a Demand for Information letter ("DFI") from the U. S Nuclear Regulatory Commission (the "NRC") requesting that VECTRA respond as to why: (1) the NRC should not require VECTRA to perform a comprehensive review of its design control to verify that its specifications have been accurately translated to the fabricators; (2) the NRC should not require VECTRA to perform a comprehensive review of all design changes and nonconformances since 1995 to determine if any generic implications exist; and (3) the NRC should not issue an order to suspend fabrication activities. As a result of the DFI, in January 1997 the Company voluntarily placed a hold on fabrication activities associated with its NUHOMS-registration mark- and UX-30 products to allow the Company and its consultants to conduct a complete assessment of its processes from engineering through fabrication in order to address the root causes of deficiencies in its Quality Control operations. The assessment by the Company and its consultants determined that the composition of VECTRA's Quality Assurance Program is adequate and does not require major restructuring; however, there have been deficiencies in the implementation of the program and the Company must implement corrective actions and other recommended changes to restore confidence with clients and the NRC. The Company has developed a detailed plan to assess its design control, quality control and specification development activities for all of its products. This plan has been developed and is being implemented with the assistance of Performance Improvement International, a leading root cause assessment company in the nuclear industry. This plan formed the basis of the Company's response to the DFI which was filed on April 11, 1997. The Company's response addressed the corrective action program to be implemented to correct any nonconformances. On May 9, 1997, the Company met with the NRC in public session to review its response. The NRC indicated that the steps taken to date seemed responsive to their stated concerns and requested additional clarifying information. The NRC also informed the Company that it would inspect VECTRA's DFI related corrective action program implementation prior to VECTRA's resumption of fabrication activities.

Additionally, the Company's NUHOMS-registration mark- customers also plan their own inspection of VECTRA's DFI related corrective action program implementation prior to the NRC's inspection and VECTRA's resumption of fabrication activities for their projects. The Company anticipates further delays related to the subsequent customer and NRC inspections and cannot predict at this time when it will restart fabrication activities. The Company expects that the deferral in revenues and gross margin resulting from the suspension of fabrication activities together with the costs of the DFI related corrective action program implementation and the subsequent customer and NRC inspections will, at a minimum, result in further net losses in the second and third quarters of 1997 and the utilization of a substantial portion of its available working capital. There can be no assurances that the NRC ultimately will find the Company's corrective action implementation program acceptable or that the NRC will not issue an order to suspend fabrication in the event the Company lifts the Company's unilateral suspension and resumes fabrication. Prior to the suspension, fabrication activities constituted most of the Company's revenues. Continued suspension of fabrication will have a material adverse impact on the Company's operations, financial performance and working capital. The longer the delay, the more significant will be the adverse impact.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTHS ENDED
      MARCH 31, 1996

REVENUES Total revenues decreased $23.0 million (93.4%) to $1.5 million in the three month period ended March 31, 1997, from the comparable period in 1996. Excluding the revenues of VECTRA Technologies Ltd. ("VECTRA UK") which was sold in April 1996, the Company's nueclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") which were sold in August 1996 and the Waste Business, the Company's revenues decreased $1.5 million (50.6%), to $1.5 million from $3.0 million. This decrease was the direct result of the
Company, in January 1997, voluntarily placing a hold on the fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products in response to the NRC's Demand for Information letter.
Substantially all of the Company's revenues are derived from fabrication activiites associated with its NUHOMS-Registered Trademark- and UX-30 products. The Company anticipates further delays related to the DFI related corrective action program implementation and the subsequent customer and NRC inspections and cannot predict at this time when it will restart fabrication actitives.
                                 11

THE THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTHS ENDED
      MARCH 31, 1996 (CONTINUED)

GROSS MARGIN Total gross margin decreased $6.6 million in the first quarter of 1997; however, as a percent of revenue, margin was comparable, decreasing to 28.1% in 1997 from 28.7% in 1996. Excluding the gross margin of VECTRA UK, the Engineering Businesses and the Waste Business, gross margin remained relatively constant, decreasing to 28.1% in the first quarter of 1997 from 28.9% in the same period of 1996. Each of the Company's contracts is negotiated independently and varies with respect to gross margin and, due to changes in the mix of contracts and the deliverables under those contracts, the Company's gross margin may vary significantly from quarter to quarter.

OPERATING EXPENSES The Company's operating expenses decreased $5.3 million (81.3%) to $1.2 million in the first quarter of 1997 from $6.5 million in the first quarter of 1996. Excluding the operating expenses of VECTRA UK, the Engineering Businesses and the Waste Business, operating expenses decreased $0.8 million in the first quarter of 1997, a 38.9% decrease from the first quarter of 1996, primarily due to a decrease in corporate overhead costs. Until the Company resumes fabrication activities, operating expenses are expected to increase as a result of labor costs, formerly associated with costs of revenues, now being focused upon DFI related corrective action program implementation and the subsequent customer and NRC inspections.

NET INCOME (LOSS) Operating income decreased $1.3 million to a $0.8 million loss in the first quarter of 1997 from a profit of $0.5 million in the same period of 1996 (See GROSS MARGIN and EXPENSES discussion, above). In addition, interest expense decreased by $0.5 million in the same time period because of the elimination of all bank debt in the third quarter 1996. As a result of the foregoing, net loss increased $0.8 million to a $0.7 million loss in the first quarter of 1997 from a break-even position in the first quarter of 1996. The Company expects that the lack of revenues and gross margin resulting from the suspension of fabrication activities together with the increased operating expenses of the DFI related corrective action program implementation and the subsequent customer and NRC inspections will, at a minimum, result in further net losses in the second and third quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided/used by operating activities is comprised of two components, net income (loss) adjusted for non-cash items and changes in operating assets and liabilities.

Net loss adjusted for non-cash items used approximately $0.6 million in the first three months of 1997 and provided $0.6 million in the same period of 1996. This reflects the decreased operating profitability of the Company, as detailed in the RESULTS OF OPERATIONS for the three months ended March 31, 1997, above.

In the first three months of 1997, $6.5 million was used to reduce accounts payable and accrued expenses, while a decrease in accounts receivable provided $4.5 million. These changes were primarily a result of the Company, in January 1997, voluntarily placing a hold on the fabrication activities, thus not generating accounts receivable or trade accounts payable from fabrication activities. The Company will not continue to have significant amounts of cash provided by the collection of accounts receivable until new accounts receivable are generated from the resumption of fabrication activities.

As a result of the foregoing, operating activities used $2.8 million in the first three months of 1997, an approximate $3.0 million greater usage than cash expended in the same period of 1996.

Capital expenditures, including expenditures for licenses and patents, for the first quarter of 1997 decreased $0.6 million from the same period of 1996, when expenditures were made primarily for equipment required by the Waste Business.

During 1997, the Company used $0.4 million for the continuing licensing activity for the Company's Fuel Services operations' NUHOMS-Registered Trademark-storage and transportation cask for spent nuclear fuel. The Company's capital expenditures for the balance of 1997 are expected to be for the continuing licensing activity for these casks.

The Company anticipates that it will need to devote significant capital resources to technology development and licensing activities in the future in order to remain competitive. The Company had contractual capital acquisition commitments of approximately $0.4 million as of March 31, 1997.

As a result of the suspension of fabrication actitivites together with the increased operating expenses of the DFI related corrective action program implementation and the subsequent customer and NRC inspections, the Company's liquidity has been significantly reduced since December 31, 1996, and will continue to decline until the Company is able to restart fabrication activities, generate significant revenues and collect the resulting accounts receivable. As an interim source of liquidity, the company is currently implementing or exploring: Increasing current revenues from non-fabrication related sources; the reduction of current expenses; obtaining advance payments for post-restart fabrication activities; the sale of assets, both actively and infrequently employed; obtaining loans: and the licensing or sale of its techonologies.

Although the Company has interim plans and fully intends to restart fabrication activities, because of the above noted potential significant adverse impact regarding suspension of fabrication and the inability to accurately predict the restart date given the third party inspections, the Company can give no assurances that cash and cash equivalents at March 31, 1997, together with the cash generated from interim activities prior to the restart of fabrication activities will be adequate to meet its cash through December 31, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Mr. Hollenbeck, an ironworker, brought an action, HOLLENBACK V VECTRA TECHNOLOGIES ET AL. Illinois Circuit Court (12th Judicial Circuit, Will County) Case No. 95 L 1247, in which as amended he alleges that VECTRA (through its employee, Terry Vesely) was in charge of construction activities at Commonwealth Edison Company's LaSalle
     Station in Seneca, Illinois, on or before January 27, 1994; that it caused to be erected there a temporary wall section measuring some 14 by 16 feet; and that it was negligent and violated the Illinois Structural Work Act by its actions when Mr. Hollenbeck, seeking to assist in the moving of this wall, was struck by the wall and severely injured. Although his amended complaint is silent as to the amount of alleged damages, discovery responses indicate that he is seeking substantially more than $1,000,000. Defendants include, in addition to VECTRA, Commonwealth Edison Company and Townsend & Bottoms, Inc. VECTRA has brought a third-party action against Raytheon Constructors, Inc., f/k/a UE&C Catalytic, Inc., Mr. Hollenbeck's employer at the time of the accident. Trial is set for August 1997.

ITEM 2.   CHANGES IN SECURITIES

     Not Applicable

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.   OTHER INFORMATION

     On April 22, 1997, the Company announced the appointment of Mr. Vincent Franceschi to President and Chief Operating Officer. Mr. Ray Fortney will continue on as Chief Executive Officer for approximately sixty days and thereafter remain as a Director of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  none

     (b) The Company filed a current report on Form 8-K and Form 8-K-A dated January 29, 1997, under Item 2, announcing the sale of the Waste Business. This report included a pro forma balance sheet as of December 31, 1996, and pro forma statements of operations for the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VECTRA TECHNOLOGIES, INC.

          May 15, 1997        By   /s/ Vincent Franceschi
                                   ----------------------------------
                                   Vincent Franceschi
                                   President and Chief Operating
                                   Officer

          May 15, 1997        By   /s/ Thomas B. Pfeil
                                   ----------------------------------
                                   Thomas B. Pfeil
                                   Chief Financial Officer