Form 10-Q
period 1997-06-30
VECTRA TECHNOLOGIES INC
filed 1997-08-14
CIK 782379

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                ------------------------------------------------------
                                      FORM 10-Q
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997    Commission File Number: 0-14618
                ------------------------------------------------------
                              VECTRA TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)
            Washington                              91-1160888
    (State of incorporation)            (I.R.S. Employer Identification No.)

                          6203 San Ignacio Avenue, Suite 100
                                 San Jose, CA  95119
                       (Address of principal executive offices)

                                    (408) 629-9800
                           (Registrant's telephone number)
                ------------------------------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     [  X  ]     No [    ]

THERE WERE 7,833,527 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JULY 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                                    PAGE
                                                                   -------
Consolidated Balance Sheets as of June 30, 1997, and
         December 31, 1996                                          3 & 4

Consolidated Statements of Operations for the Three Months
         Ended June 30, 1997, and June 30, 1996                      5

Consolidated Statements of Operations for the Six Months Ended
         June 30, 1997, and June 30, 1996                            6

Consolidated Statements of Cash Flow for the Six Months Ended
         June 30, 1997, and June 30, 1996                            7

Notes to Consolidated Financial Statements                          8 & 9


                              VECTRA TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                                    JUNE 30, 1997  DECEMBER 31,
                                                     (UNAUDITED)       1996
                                                    -------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents                            $1,019     $2,741
   Securities available for sale                           731      1,330
   Assets held for disposition                              --      3,430
   Accounts receivable, net of allowance ($80 in 1997
        and $84 in 1996)                                 2,741      7,082
   Costs and estimated earnings in excess of billings
        on uncompleted contracts                           327      1,153
   Inventories                                             381        251
   Prepaid expenses                                        371        297
                                                        ------     ------
     Total Current Assets                                5,570     16,284
                                                        ------     ------
Property, Plant and Equipment, at cost
   Machinery and equipment                               3,960      4,042
   Furniture and fixtures                                1,035        895
                                                        ------     ------
     Total Property, Plant and Equipment                 4,995      4,937
   Less accumulated depreciation                         2,127      2,093
                                                        ------     ------
     Net Property, Plant and Equipment                   2,868      2,844

Licenses, patents and other intangibles, at cost,
     net of accumulated amortization                     4,027      3,600
Long-term prepaid costs                                    406        404
Other assets                                                --         31
                                                        ------     ------
     Total Assets                                      $12,871    $23,163
                                                        ------     ------
                                                        ------     ------





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          (in thousands, except share data)

                                                    JUNE 30, 1997  DECEMBER 31,
                                                     (UNAUDITED)     1996
                                                    -------------  ------------
LIABILITIES
Current Liabilities
   Notes payable                                          $   --      $   400
   Accounts payable                                        1,441        5,957
   Accrued payroll and related expenses                      565          715
   Other accrued liabilities                                 991        1,541
   Accrued liabilities related to sale of subsidiaries       832        1,894
   Provision for estimated loss on uncompleted contracts   1,893          500
   Billings in excess of costs and estimated earnings
        on uncompleted contracts                             676          400
                                                          ------       ------
     Total Current Liabilities                             6,398       11,407
Long-term liabilities                                      1,490        1,382
                                                          ------       ------
     Total Liabilities                                     7,888       12,789
                                                          ------       ------
SHAREHOLDERS' EQUITY
Class A Preferred Stock, 4,100,000 shares authorized,
     none issued or outstanding                               --           --
Common Stock, $0.01 par value, 30,000,000 shares
     authorized; 7,833,527 shares issued and outstanding
     in 1997 and 1996                                     44,960       44,960
Accumulated deficit                                      (39,977)     (34,586)
                                                          ------       ------
     Total Shareholders' Equity                            4,983       10,374
                                                          ------       ------
     Total Liabilities and Shareholders' Equity        $  12,871    $  23,163
                                                          ------       ------
                                                          ------       ------





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)
                                     (unaudited)

                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  June 30, 1997   June 30, 1996
                                                  -------------   -------------
Revenues                                         $      232        $   22,909
Estimated loss on long term contracts                 1,403                --
Cost of revenues                                      1,050            15,946
                                                    -------          --------
      Gross margin (deficit)                         (2,221)            6,963
Operating expenses
   Research and development expenses                     47               298
   Selling, general and administrative expenses       2,372             5,549
                                                    -------          --------
      Total operating expenses                        2,419             5,847
                                                    -------          --------
      Operating income (loss)                        (4,640)            1,116
Other expenses (income)
   Gain on sale of subsidiary                            --              (550)
   Gain on sale of fixed assets                         (86)               --
   Other expenses, net                                  123                --
   Interest expense (income), net                       (93)            1,474
                                                    -------          --------
      Total other expenses (income)                     (56)              924
                                                    -------          --------
      Income (loss) before income taxes              (4,584)              192
Provision for income taxes                                6                48
                                                    -------          --------
      Net income (loss)                          $   (4,590)       $      144
                                                    -------          --------
                                                    -------          --------
Net income (loss) per share                      $    (0.59)       $     0.02
                                                    -------          --------
                                                    -------          --------
Number of shares used to calculate net income
   (loss) per share                               7,833,527         8,320,283





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)
                                     (unaudited)


                                                        SIX MONTHS ENDED
                                                  ----------------------------
                                                  June 30, 1997  June 30, 1996
                                                  -------------  -------------
Revenues                                         $    1,734        $   47,406
Estimated loss on long term contracts                 1,528                --
Cost of revenues                                      2,005            33,424
                                                 ----------        ----------
    Gross margin (deficit)                           (1,799)           13,982
Operating expenses
  Research and development expenses                      68               315
  Selling, general and administrative expenses        3,568            12,042
                                                 ----------        ----------
    Total operating expenses                          3,636            12,357
                                                 ----------        ----------
    Operating income (loss)                          (5,435)            1,625
Other expenses (income)
  Gain on sale of subsidiary                             --              (550)
  Gain on sale of fixed assets                          (86)               --
  Other expenses, net                                   102                --
  Interest expense (income), net                       (136)            1,937
                                                 ----------        ----------
    Total other expenses (income)                      (120)            1,387
                                                 ----------        ----------
    Income (loss) before income taxes                (5,315)              238
Provision for income taxes                               12                54
                                                 ----------        ----------
    Net income (loss)                            $   (5,327)       $      184
                                                 ----------        ----------
                                                 ----------        ----------
Net income (loss) per share                      $    (0.68)       $     0.02
                                                 ----------        ----------
                                                 ----------        ----------
Number of shares used to calculate net income
     (loss) per share                             7,833,527         8,314,974





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              VECTRA TECHNOLOGIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (in thousands)
                                     (unaudited)

                                                          SIX MONTHS ENDED
                                                 ------------------------------
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------
Cash flows from operating activities:
 Net income (loss)                                  $(5,327)          $   184
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by
  operating activities:
  Depreciation and amortization                         163               770
  Gain on sale of fixed assets                          (86)               --
  Gain on sale of subsidiary                             --              (550)
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and costs and
     estimated earnings in excess of billings
     on uncompleted contracts                         5,166             2,169
  Increase in inventories and prepaid expenses         (204)           (1,572)
  Decrease in accounts payable and accrued
     expenses                                        (4,970)             (462)
                                                    -------           -------
Net cash provided/(used) by operating activities     (5,258)              539
                                                    -------           -------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                     127                --
 Proceeds from sale of subsidiaries                   3,900             1,656
 Purchases of securities available for sale            (323)             (526)
 Sales and maturities of securities available
  for sale                                              858               754
 Capital expenditures                                  (137)           (1,348)
 Increase in patent and license costs                  (520)               --
 (Increase) decrease in other assets                     31              (765)
                                                    -------           -------
Net cash provided/(used) by investing activities      3,936              (229)
                                                    -------           -------
Cash flows from financing activities:
 Borrowings under short-term loans                       --             1,111
 Repayments under short-term loans                     (400)           (1,680)
                                                    -------           -------
Net cash used by financing activities                  (400)             (569)
                                                    -------           -------

Net decrease in cash and cash equivalents            (1,722)             (259)
                                                    -------           -------
                                                    -------           -------
Cash and cash equivalents at beginning of period      2,741             2,834
                                                    -------           -------
                                                    -------           -------
Cash and cash equivalents at end of period          $ 1,019           $ 2,575
                                                    -------           -------
                                                    -------           -------
Cash paid for interest                              $    --           $   845

Cash paid for income taxes                          $    30           $    --

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            VECTRA TECHNOLOGIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of VECTRA Technologies, Inc. ("VECTRA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of consolidated financial position and results of operations, have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

    Net loss per share for the three and six months ended June 30, 1997, is based upon the weighted average number of common shares outstanding during the period. Net income per share for the three and six months ended June 30, 1996, is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and warrants. In 1996, net income per share on a fully diluted basis was the same as the primary income per share.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is intended to simplify the calculation of earnings per share. Statement 128 is effective for both interim and annual financial statements for the periods ending after December 15, 1997 and may not be applied earlier.

3.  INDEBTEDNESS TO BANKS

    As of June 30, 1997, the Company has reserved 1,300,977 shares of common stock for warrants previously earned by banks.

4.  SALE OF WASTE BUSINESS TO MMT OF TENNESSEE INC.

    On January 29, 1997, the Company sold its low level radioactive waste processing and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for: cash, accounts receivable, deferred contract start-up costs, accounts payable and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. The total purchase price of $3.9 million was added to working capital in 1997 and no gain or loss was recorded on the sale in the first quarter of 1997.

                              VECTRA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (unaudited)

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

    As of June 30, 1997, the Company has accrued approximately $0.7 million for unreported and/or potential losses. Actual self-insurance losses may differ from such estimates and such differences could be material to the consolidated financial statements.

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

7.  SUBSEQUENT EVENTS

    The Company has received written notification from several of its customers that they consider VECTRA in default of their contracts because performance on the contracts has been delayed as a result of VECTRA's hold on fabrication. The Company also received notice from one of its primary suppliers requesting reimbursement of costs related to VECTRA's hold on fabrication. VECTRA believes that its delay in performance does not constitute a contract default or breach under the "force majeure" conditions of the contracts. The Company disputes that any amounts are due. The Company is in continuing discussion with the customers and the supplier and is attempting to resolve the issues.

    On August 6, 1997, the Company publicly announced that its Board of Directors has invited offers for the purchase of the Company.

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

DIVESTITURES

On January 29, 1997, the Company sold its low level radioactive waste processing and transportation services operations (the "Waste Business") to MMT of Tennessee Inc. ("MMT"). MMT purchased substantially all of the assets of the Waste Business except for: cash, accounts receivable, deferred contract start-up costs, accounts payable, and provisions for contract loss and decommissioning. The form of the transaction was a sale of assets pursuant to an Asset Purchase Agreement dated January 29, 1997. The total purchase price of $3.9 million was added to working capital in 1997 and no gain or loss was recorded on the sale in the first quarter of 1997.

FABRICATION ACTIVITIES HOLD

In January 1997, the Company received a Demand for Information letter ("DFI") from the U. S Nuclear Regulatory Commission (the "NRC") requesting that VECTRA respond as to why: (1) the NRC should not require VECTRA to perform a comprehensive review of its design control to verify that its specifications have been accurately translated to the fabricators; (2) the NRC should not require VECTRA to perform a comprehensive review of all design changes and nonconformances since 1995 to determine if any generic implications exist; and (3) the NRC should not issue an order to suspend fabrication activities. As a result of the DFI, in January 1997 the Company voluntarily placed a hold on fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products to allow the Company and its consultants to conduct a complete assessment of its processes from engineering through fabrication in order to address the root causes of deficiencies in its Quality Control operations. The assessment by the Company and its consultants determined that the composition of VECTRA's Quality Assurance Program is adequate and does not require major restructuring; however, there have been deficiencies in the implementation of the program and the Company must implement corrective actions and other recommended changes to restore confidence with clients and the NRC. The Company has developed a detailed plan to assess its design control, quality control and specification development activities for all of its products. This plan has been developed and is being implemented with the assistance of Performance Improvement International, a leading root cause assessment company in the nuclear industry. This plan formed the basis of the Company's response to the DFI which was filed on April 11, 1997. The Company's response addressed the corrective action program to be implemented to correct any nonconformances. On May 9, 1997, the Company met with the NRC in public session to review its response. The NRC indicated that the steps taken to date seemed responsive to their stated concerns and requested additional clarifying information which was submitted as a supplemental response on June 5, 1997. The NRC also informed the Company that it would inspect VECTRA's DFI related corrective action program implementation prior to VECTRA's resumption of fabrication activities. On July 2, 1997, the NRC notified the Company that it had adequately addressed the staff's questions concerning the fundamental approach used by VECTRA to identify root causes and implement corrective actions to resolve the concerns described in the DFI; and that the NRC's review of the response would be complete upon their inspection of the Company's implementation of the corrective actions. This inspection is currently scheduled to begin late in the third quarter of 1997.

In July 1997 the Company's NUHOMS-Registered Trademark- customers performed their audits of VECTRA's DFI related corrective action implementation and the responses to these audits must be completed prior to resumption of fabrication activities for their projects. The Company anticipates continued suspension of fabrication activities subject to completion of the customer audit responses and the NRC inspection and cannot predict at this time when it will restart fabrication activities. The Company expects that the deferral in revenues resulting from the suspension of fabrication activities together with the costs of the DFI related corrective action program implementation and the subsequent customer and NRC inspections will, at a minimum, result in further net losses in the third quarter of 1997 and the utilization of a substantial portion of its available working capital. There can be no assurances that the NRC ultimately will find the Company's corrective action implementation program acceptable or that the NRC will not issue an order to suspend fabrication in the event the Company lifts the Company's unilateral suspension and resumes fabrication. Prior to the suspension, fabrication activities constituted most of the Company's revenues. Continued suspension of fabrication will have a material adverse impact on the Company's operations, financial performance and working capital. The longer the delay, the more significant will be the adverse impact. As a result of these events, on August 6, 1997, the Company publicly announced that its Board of Directors has invited offers for the purchase of the Company.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE
    30, 1996

REVENUES Total revenues decreased $22.7 million (99.0%) to $0.2 million in the three month period ended June 30, 1997, from the comparable period in 1996. Excluding the revenues of VECTRA Technologies Ltd. ("VECTRA UK") which was sold in April 1996, the Company's nuclear engineering services business, power services business, and government services business, (collectively, the "Engineering Businesses") which were sold in August 1996 and the Waste Business, the Company's revenues decreased $3.3 million (93.5%), to $0.2 million from $3.5 million. In the second quarter of 1997, the Company recorded a revenue reduction of $0.9 million associated with an adjustment to revenue recognition on the percentage of completion method on long term contracts as a reflection of future anticipated increased expenses primarily associated with increased engineering and quality assurance/control activities resulting from the corrective action program implemented in response to the DFI. Additionally, revenue decreased as a direct result of the Company, in January 1997, voluntarily placing a hold on the fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products in response to the NRC's Demand for Information letter. Substantially all of the Company's revenues are derived from fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products. The Company anticipates further delays related to the DFI related corrective action program implementation and the subsequent customer and NRC inspections and cannot predict at this time when it will restart fabrication activities.

GROSS MARGIN Total gross margin decreased $9.2 million in the second quarter of 1997 from the second quarter of 1996. Excluding the gross margin of VECTRA UK, the Engineering Businesses and the Waste Business, gross margin decreased to a $2.2 million loss in the second quarter of 1997 from a $1.5 million profit in the same period of 1996. In the second quarter of 1997 the Company recorded a provision for estimated loss on long term contracts of $1.4 million as a reflection of future anticipated gross margin losses primarily associated with increased engineering and quality assurance/control activities resulting from the corrective action program implemented in response to the DFI.

THE THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE
    30, 1996 (CONTINUED)

GROSS MARGIN (CONTINUED) Each of the Company's contracts is negotiated independently and varies with respect to gross margin and, due to changes in the mix of contracts and the deliverables under those contracts, the Company's gross margin may vary significantly from quarter to quarter.

OPERATING EXPENSES The Company's operating expenses decreased $3.4 million (58.6%) to $2.4 million in the second quarter of 1997 from $5.8 million in the second quarter of 1996. Excluding the operating expenses of VECTRA UK, the Engineering Businesses and the Waste Business, operating expenses increased to $2.4 million in the second quarter of 1997, from $1.8 million the second quarter of 1996. This increase was primarily the result of a $0.3 million write-off of receivables associated with former operations and the recording of $0.3 million contract termination expenses related to the former President and CEO. Until the Company resumes fabrication activities, operating expenses are expected to increase as a result of labor costs, formerly associated with costs of revenues, now being focused upon DFI related corrective action program implementation and the subsequent customer and NRC inspections.

NET INCOME (LOSS) Operating income decreased $5.7 million to a $4.6 million loss in the second quarter of 1997 from a profit of $1.1 million in the same period of 1996 (See GROSS MARGIN and EXPENSES discussion, above). In addition, interest expense decreased by $1.6 million in the same time period because of the elimination of all bank debt in the third quarter 1996. As a result of the foregoing, net loss increased $4.7 million to a $4.6 million loss in the second quarter of 1997 from a $0.1 million profit in the second quarter of 1996. The Company expects that the lack of revenues and gross margin resulting from the suspension of fabrication activities together with the increased operating expenses of the DFI related corrective action program implementation and the subsequent customer and NRC inspections will, at a minimum, result in further net losses in the third quarter of 1997.

THE SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1996

REVENUES Total revenues decreased $45.7 million (96.3%) to $1.7 million in the six month period ended June 30, 1997, from the comparable period in 1996. Excluding the revenues of VECTRA UK, the Engineering Businesses and the Waste Business, revenues decreased $4.9 million (73.7%) to $1.7 million from $6.6 million for the six months ended June 30, 1997. This decrease is the direct result of the revenue reduction in the second quarter of 1997, and the revenue decrease as a direct result of the Company, in January 1997, voluntarily placing a hold on the fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products in response to the NRC's Demand for Information letter. Substantially all of the Company's revenues are derived from fabrication activities associated with its NUHOMS-Registered Trademark- and UX-30 products. The Company anticipates further delays related to the DFI related corrective action program implementation and the subsequent customer and NRC inspections and cannot predict at this time when it will restart fabrication activities.

GROSS MARGIN Total gross margin decreased $15.8 million in the six month period ended June 30, 1997 from the six month period ended June 30, 1996. Excluding the gross margin of VECTRA UK, the Engineering Businesses and the Waste Business, gross margin decreased to a $1.8 million loss for the first six months of 1997 from a profit of $2.3 million in the same period of 1996. This is a result of the second quarter of 1997 provision for estimated loss on long term contracts and the reduction in revenues noted above. Each of the Company's contracts is negotiated independently and varies with respect to gross margin and, due to changes in the mix of contracts and the deliverables under those contracts, the Company's gross margin may vary significantly from quarter to quarter.

THE SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (CONTINUED)

OPERATING EXPENSES The Company's operating expenses decreased $8.7 million (70.6%) to $3.6 million in 1997 from $12.3 million in 1996. Excluding the operating expenses of VECTRA UK, the Engineering Businesses and the Waste Business, operating expenses were $3.6 million in the first six months of 1997 compared to $3.8 million in the same period of 1996. This is a result of the increased second quarter costs noted above offset by efficiencies reflected in the first quarter results.

NET INCOME (LOSS) Operating income decreased $7.1 million to a $5.4 million loss in 1997 from a $1.7 million profit in the same period of 1996 (See GROSS MARGIN and EXPENSES discussion, above). In addition, interest expense decreased by $2.1 million in the same time period because of the elimination of all bank debt in the third quarter 1996. Excluding the operating income of VECTRA UK, the Engineering Businesses and the Waste Business, operating income decreased $4.0 million to a $5.4 million loss in 1997 from a $1.4 million loss in the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided/used by operating activities is comprised of two components, net income (loss) adjusted for non-cash items and changes in operating assets and liabilities.

Net loss adjusted for non-cash items used approximately $5.3 million in the first six months of 1997 and provided $0.4 million in the same period of 1996. This reflects the decreased operating profitability of the Company, as detailed in the RESULTS OF OPERATIONS for the six months ended June 30, 1997, above.

In the first six months of 1997, the Company's $5.0 million use of cash to reduce accounts payable and accrued expenses, was offset by a decrease in accounts receivable which provided $5.2 million. However, as a result of the Company, in January 1997, voluntarily placing a hold on the fabrication activities, the Company is currently not generating trade accounts receivable or trade accounts payable from fabrication activities. The Company will not continue to have significant amounts of cash provided by the collection of accounts receivable until new accounts receivable are generated from the resumption of fabrication activities and the resultant contract fulfillment.

As a result of the foregoing, operating activities used $5.3 million in the first six months of 1997, an approximate $5.8 million greater usage than cash expended in the same period of 1996.

Capital expenditures, including expenditures for licenses and patents, for the first six months of 1997 decreased $0.7 million from the same period of 1996, when expenditures were made primarily for equipment required by the Waste Business.

During 1997, the Company used $0.5 million for the continuing licensing activity for the Company's Fuel Services operations' NUHOMS-Registered Trademark- storage and transportation cask for spent nuclear fuel. The Company's capital expenditures for the balance of 1997 are expected to be for the continuing licensing activity for these casks. The Company anticipates that it will need to devote significant capital resources to technology development and licensing activities in the future in order to remain competitive. The Company had contractual capital acquisition commitments of approximately $0.4 million as of June 30, 1997.

As a result of the suspension of fabrication activities together with the increased operating expenses of the DFI related corrective action program implementation and the subsequent customer and NRC inspections, the Company's liquidity has been significantly reduced since December 31, 1996, and will continue to decline until the Company is able to restart fabrication activities, generate significant revenues and collect the resulting accounts receivable. As an interim source of liquidity, the Company is currently implementing or exploring: Increasing current revenues from non-fabrication related sources; the reduction of current expenses; obtaining advance payments for post-restart fabrication activities; the sale of assets, both actively and infrequently employed; obtaining loans; and the licensing or sale of its technologies.

The Company has received written notification from several of its customers that they consider VECTRA in default of their contracts because performance on the contracts has been delayed as a result of VECTRA's hold on fabrication. The Company also received notice from one of its primary suppliers requesting reimbursement of costs related to VECTRA's hold on fabrication. VECTRA believes that its delay in performance does not constitute a contract default or breach under the "force majeure" conditions of the contracts. The Company disputes that any amounts are due. The Company is in continuing discussion with the customers and the supplier and is attempting to resolve the issues.

The Company is currently having discussions with its NUHOMS-Registered Trademark- customers to renegotiate those contracts having anticipated future gross margin losses. The Company can give no assurances that it has the liquidity to continue operations without successful renegotiation of these contracts even if it does restart fabrication activities.

Although the Company has interim plans and fully intends to restart fabrication activities, because of: 1) the above noted significant adverse impact regarding suspension of fabrication activities and the inability to accurately predict the restart date given the third party and NRC inspections; 2) the default notifications on the customer contracts and supplier's request for reimbursement of costs; and 3) the unknown outcome of the discussions with the Company's customers to renegotiate the contracts having anticipated future gross margin losses, the Company can give no assurances that cash and cash equivalents at June 30, 1997, together with the cash generated from interim activities prior to the restart of fabrication activities will be adequate to meet its cash needs through December 31, 1997. As noted above, the Company publicly announced that its Board of Directors has invited offers for the purchase of the Company. If a sale does not occur on a timely basis, or if the Company cannot identify additional sources of liquidity, the Company will be forced to cease operations and/or file a petition in bankruptcy.

                             PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    Mr. Hollenbeck, an ironworker, brought an action, HOLLENBECK v. VECTRA TECHNOLOGIES et al, Illinois Circuit Court (12th Judicial Circuit, Will County) Case No. 95 L 1247, in which as amended he alleges that VECTRA (through its employee, Terry Vesely) was in charge of construction activities at Commonwealth Edison Company's LaSalle Station in Seneca, Illinois, on or before January 27, 1994: that it caused to be erected there a temporary wall section measuring some 14 by 16 feet; and that it was negligent and violated the Illinois Structural Work Act by its actions when Mr. Hollenbeck, seeking to assist in the moving of this wall, was struck by the wall and severely injured. Although his amended complaint is silent as to the amount of alleged damages, discovery responses indicate that he is seeking substantially more than $1,000,000. Defendants include, in addition to VECTRA, Commonwealth Edison Company and Townsend & Bottums, Inc. VECTRA has brought a third-party action against Raytheon Constructors, Inc., f/k/a UE&C Catalytic, Inc., Mr. Hollenbeck's employer at the time of the accident. Trial is set for October 1997.

ITEM 2.  CHANGES IN SECURITIES

    Not Applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An annual meeting of the shareholders of VECTRA Technologies, Inc. was held on Friday, July 25, 1997. The following matters were voted upon at the meeting, with the results as indicated:

         A. Approval of a proposal to amend the Company's articles of incorporation to decrease the size of the Board of Directors and eliminate classification of the Board

            Number of votes:
               For:                  5,735,473
               Against:                  3,225
               Abstain:                  3,120
               Broker Nonvotes         682,712

         B. The following individuals were elected directors:

                                                        Number of votes
                                   ---------------------------------------------------------
                                                                                 Broker
              Name of Director          For        Against        Abstain       Nonvotes
            ----------------------  -----------  ------------  ------------  ---------------
            J.E.(Ted) Ardell III     6,396,621          --        18,127              --
            Ray A. Fortney           6,373,889          --        37,193              --
            Vincent Franceschi       6,402,945          --        15,265              --
            Fruzsina M. Harsanyi     6,415,985          --         8,445              --
            Edward J. Keith          6,415,589          --         8,643              --
            Roy Kirkorian            6,415,293          --         8,791              --

         C. Ratification of Ernst & Young LLP as independent public accountants:

            Number of votes:
              For:                   6,415,384
              Against:                   4,775
              Abstain:                   4,371
              Broker Nonvotes:              --

ITEM 5.  OTHER INFORMATION

    On April 22, 1997, the Company announced the appointment of Mr. Vincent Franceschi to President and Chief Operating Officer. Mr. Ray Fortney continued as Chief Executive Officer until June 17, 1997, and thereafter remains as a Director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:  none

    (b)  Reports on Form 8-K: none

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VECTRA TECHNOLOGIES, INC.


    August 14, 1997               By   /s/ Vincent Franceschi
                                       ----------------------------------------
                                       Vincent Franceschi
                                       President and Chief Operating Officer


    August 14, 1997               By   /s/ Thomas B. Pfeil
                                       ----------------------------------------
                                       Thomas B. Pfeil
                                       Chief Financial Officer and Secretary